Form 10-Q
period 2017-09-30
JAKROO INC.
filed 2017-11-15
CIK 1675442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number 333-217412

JAKROO INC.

(Exact name of registrant as specified in its charter)

Nevada	81-1565811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5906 Stoneridge Mall Road Pleasanton, CA 94588
(Address of principal executive offices, including zip code)

(800)485-7067

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 14, 2017, the registrant had 31,288,650 shares of common stock outstanding.

JAKROO INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Jakroo Inc. and Subsidiaries Consolidated Balance Sheets <Unaudited>

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,726,901	$2,777,957
Accounts receivable	101,397	44,213
Inventories	1,523,490	1,492,485
Prepaid expenses and other current assets	436,324	332,612
Loan to officer	-	74,198
Total current assets	4,788,112	4,721,465
Property and equipment, net	2,749,756	231,072
TOTAL ASSETS	$7,537,868	$4,952,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$438,555	$367,015
Due to related parties	139,098	37,672
Advance from customers	122,246	538,240
Income taxes payable	53,639	1,965
Mortgage payable – Short Term	69,204	-
Other current liabilities	339,573	210,074
Total current liabilities	1,162,315	1,154,966
Mortgage payable – Long Term	1,908,794	-
Total liabilities	3,071,109	1,154,966

Stockholders’ equity:
Jakroo Inc. Stockholders' equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 30,808,650 and 30,604,425 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	30,809	30,604
Additional paid in capital	488,893	361,057
Statutory reserve	136,652	136,652
Retained earnings	3,588,416	3,246,645
Accumulated other comprehensive loss	(170,019)	(304,313)
Total Jakroo Inc. Stockholders' equity	4,074,751	3,470,645
Non-controlling interests	392,008	326,926
Total Stockholders’ Equity	4,466,759	3,797,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,537,868	$4,952,537

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Jakroo Inc. and Subsidiaries Consolidated Statements of Comprehensive Income <Unaudited>

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenues	$2,584,757	$2,425,986	$7,769,040	$7,846,545
Cost of revenues	1,035,712	956,905	3,259,882	3,417,906
Gross profit	1,549,045	1,469,081	4,509,158	4,428,639
Selling, general and administrative expense	1,433,570	1,269,351	3,904,504	3,479,604
Income before income taxes	115,475	199,730	604,654	949,035
Income tax provision	30,076	86,828	212,723	343,109
NET INCOME	85,399	112,902	391,931	605,926

Less: Income attributable to non-controlling interest	12,930	11,291	50,160	60,593
NET INCOME ATTRIBUTABLE TO JAKROO INC.	72,469	101,611	341,771	545,333

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	63,145	1,925	149,216	(93,831)
COMPREHENSIVE INCOME	148,544	114,827	541,147	512,095

Less: Comprehensive income attributable to non-controlling interest	19,245	11,483	65,082	51,209
COMPREHENSIVE INCOME ATTRIBUTABLE TO JAKROO INC.	$129,299	$103,344	$476,065	$460,886

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	30,808,650	29,100,000	30,803,931	29,100,000
EARNING PER SHARE – BASIC	$0.00	$0.00	$0.01	$0.02
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	32,019,210	29,100,000	32,014,491	29,100,000
EARNING PER SHARE – DILUTED	$0.00	$0.00	$0.01	$0.02

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Jakroo Inc. and Subsidiaries Consolidated Statements of Cash Flows <Unaudited>

	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Cash Flows From Operating Activities:
Net Income	$391,931	$605,926
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	98,051	66,638
Gain on disposal of property and equipment	(2,584)	-
Share based compensation	83,105	-
Changes in operating assets and liabilities:
Accounts receivable	(55,804)	23,976
Inventories	36,254	158,855
Prepaid expenses and other current assets	(80,263)	34,580
Accounts payable	52,860	140,736
Advance from customers	(425,023)	1,994
Other current liabilities	116,338	184,396
Income tax payable	48,243	75,170
Net cash provided by operating activities	263,108	1,292,271
Cash Flows from Investing Activities:
Acquisition of property and equipment	(2,611,376)	(69,185)
Proceeds received from sale of equipment	3,022	-
Collection of loan to officer	74,198	-
Net cash used in investing activities	(2,534,156)	(69,185)
Cash Flows from Financing Activities:
Proceeds from (payment to) related parties	97,009	(20,401)
Proceeds from mortgage loan	2,040,000	-
Repayment of mortgage loan	(62,002)	-
Proceeds from issuance of common stock	44,936	-
Net cash provided by (used in) financing activities	2,119,943	(20,401)
Effect of exchange rate changes on cash and cash equivalents	100,049	(73,542)
Net increase (decrease) in cash and cash equivalents	(51,056)	1,129,143
Cash and cash equivalents, beginning of period	2,777,957	2,236,134
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,726,901	$3,365,277
Supplemental disclosure of cash flow information:
Cash paid during the periods for :
Income taxes	$155,487	$266,531
Interest	$13,546	$-

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Jakroo Inc. and Subsidiaries

 Notes to the Consolidated Financial Statements

(unaudited)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Jakroo Inc. (the “Company”) was incorporated in the State of Nevada on January 25, 2016. On October 28, 2016, the Company established a wholly owned subsidiary, Jakroo (Beijing) Sports Consulting Co. Ltd. (the “WFOE”), in China.

On December 15, 2016, the WFOE and the shareholders of Rider Sportsfashion Ltd. (the “Rider”), entered into a series of variable interest entity agreements (the “VIE Agreements”). Through the VIE Agreements, the WFOE obtained control over Rider which allows it to receive 90% of the net profits or absorb net losses derived from the business operations of Rider.

Rider is a company incorporated in China specializing in the design, manufacture and sale of customized technical endurance apparel for the cycling, triathlon, running and Nordic skiing markets. Rider was founded in Beijing in 2003. In 2008, its wholly owned subsidiary, Rider Sportsfashion LLC, was established in Pleasanton, California and its wholly owned subsidiaries, Jakroo Canada Inc. in Canada and Jakroo GmbH in Rankweil, Austria were established in 2014 and 2015, respectively. In March 2017, Rider established its wholly owned subsidiary, Rider Sportsfashion (Langfang) Limited (“Rider Langfang”) in China, with the primary function of handling product manufacturing.

The VIE Agreements are comprised of a series of agreements, including an Equity Pledge Agreement, an Exclusive Technical Consulting and Service Agreement, a Business Operation Agreement, an Exclusive Call Option Agreement and Power of Attorney through which the WFOE has the right to advise, consult, manage and operate the Company for an annual consulting service fee in the amount of 90% of the Company’s operating revenue. Shareholders have pledged their right, title and equity interests in the Company as security for the WFOE to collect consulting services fees provided to the Company through an Equity Pledge Agreement.  In order to further reinforce the WFOE’s rights to control and operate the Company, the Company’s stockholders have granted the WFOE an exclusive right and option to acquire all of their equity interests in the Company through an Exclusive Call Option Agreement.

Since the shareholders who control Rider are the ultimate stockholders who control the Company and WFOE, the consolidation financial statements are based on the entities under common control. The consolidated financial statements are prepared as if the reorganization structure was completed on January 1, 2015.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2017 and the results of operations and cash flows for the periods ended September 30, 2017 and 2016. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year. The balance sheet on December 31, 2016 has been derived from the audited financial statements at that date. These unaudited financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2016 as included in our registration statement on Form S-1.

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company, its subsidiaries and entities controlled through VIE agreements. All intercompany balances and transactions have been eliminated.

Recognition of Revenues

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable and no other significant obligations of the Company exist. Revenue is generally recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Payments received before all relevant criteria for revenue recognition are satisfied are recorded as customer deposits, which is recorded as a liability until revenue is recognized.

Inventories

Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or market. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although we believe that the assumptions we use to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing whether deferred tax assets are realizable requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company’s deferred tax assets, which increase income tax expense in the period when such a determination is made.

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of income.

Stock Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options; the expense is recognized over the service period for awards expected to vest. Share-based payments to consultants, service providers and other non-employees are accounted for under in accordance with ASC Topic 718, ASC Topic 505, “Equity Payments to Non-Employees” or other applicable authoritative guidance. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar. The Company’s operations in China, Canada and Austria use their local currencies as their functional currency. The financial statements in foreign currency are translated into U.S. Dollars, “USD,” in accordance with ASC Topic 830, Foreign Currency Translation. All assets and liabilities are translated at the year-end currency exchange rate, stockholders’ equity items are translated at the historical rates and income statement items are translated at the average exchange rate prevailing during the year. Translation adjustments resulting from this process are reported under other comprehensive income (“OCI”) in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders’ Equity. Foreign exchange transaction gains and losses are reflected in the statement of comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable, inventory mark down allowance, estimated useful life and residual value of property, plant and equipment, impairment of long-lived assets, provision for staff benefits, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Certain estimates, including evaluating the collectability of receivables and the fair market value of inventory, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with ASC Topic 360. ASC Topic 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the asset’s carrying amount. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Fair Value of Financial Instruments

The Company has adopted FASB Accounting Standard Codification Topic on Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. ASC 820 establishes a three-level valuation hierarchy of valuation techniques based on observable and unobservable input, which may be used to measure fair value and include the following:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Input other than Level 1 that is observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other input that is observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable input that is supported by little or no market activity and that is significant to the fair value of the assets or liabilities.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter.

There are no financial instruments measured at fair value on a recurring basis.

3. Inventories

Inventories consisted of the following:

	September 30,	December 31,
	2017	2016
Raw materials	$1,026,728	$799,518
Finished goods	496,762	692,967
Total inventories	$1,523,490	$1,492,485

4. Property and Equipment, Net

Property and equipment consisted of the following:

	Useful	September 30,	December 31,
	Life	2017	2016
Machinery & Equipment	3 - 10 years	$291,757	$277,399
Computer and Other Equipment	3 - 5 years	129,194	116,019
Furniture & Fixture	5 - 7 years	26,853	10,793
Vehicles	4 - 5 years	165,814	146,502
Computer Software	3 years	141,043	142,462
Leasehold Improvement	3 years	2,415	2,223
Building	39 years	1,530,000	-
Land		1,020,000	-
Subtotal property and equipment		3,307,076	695,398
Accumulated depreciation		557,320	464,326
Property and equipment, net		$2,749,756	$231,072

Depreciation expense related to property and equipment was $98,051and $66,638 for the nine months ended September 30, 2017 and 2016, respectively.

5. Mortgage payable

The Company entered into a mortgage loan from a bank in the principle amount of $2,040,000 on January 9, 2017, of which $51,000 is interest free and the balance of $1,989,000 is with an annual interest rate of 3.96%. The loan has a ten year term with monthly installment of $12,274 including interest with the maturity date of January 15, 2027. The final payment of approximately $1,224,000 including interest will be paid on January 15, 2027. The bank loan is collateralized by land and building the Company purchased in January 2017 in the United States <See Note 4>.

Principal payments on mortgage payable are due as follows:

Year ending December 31:
2017	$17,081
2018	69,841
2019	72,697
2020	75,466
2021	78,757
Thereafter	1,664,156
$1,977,998

6. Stockholders’ Equity

In January 2017, the Company issued 204,225 shares of common stock to fifty six individuals for a cash contribution of $44,936.

7. Stock Option Plan

On January 5, 2017, the Company Board of Directors adopted a stock option plan. This plan was intended to retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. The participants of the plan include the Company's employees who were previously determined by the Board of Directors. On January 5, 2017, the Company signed stock option agreements with each participant and granted options to purchase a total of 3,492,000 shares of Common Stock to the participants. The vesting period of the stock options was four years starting from the Grant Date of the stock option, January 5, 2017. The exercise price is $0.17 per share. The Option will expire ten years from the Grant Date, subject to earlier termination as set forth in the option plan and the option agreement. On August 16, 2017, the Company granted incentive stock options to two independent directors to purchase an aggregate of 480,000 shares of common stock at a price of $0.25 per share, which vested immediately. The options will be exercisable for a period of five years commencing six months from the date of grant on a cashless exercise basis.

The Company assessed the fair value of the total granted stock options on the grant date using a Black-Scholes Stock Option Pricing Model. Significant assumptions used in calculating fair value of options are as follows:

●	Expected volatility 32.20% ~ 68.58%;

●	Risk-free interest rate 0.83% ~ 1.24%;

●	Expected term (year) 4 ~ 5;

●	Exercise price $0.17 ~ $0.25.

The estimated fair value of the total granted stock options on the grant date was $487,587 which is being amortized over 48 months to 60 months period.  For the three and nine months ended September 30, 2017, the amortization of stock-based compensation expense was $28,430 and $83,105, respectively.

A summary of the changes in stock options outstanding under the Company's stock option plan is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Remaining Contractual Term
Options outstanding at January 1, 2017	-	$-	$-
Granted	3,972,000	487,587	0.18	3.25 – 4.9
Exercised	-	-	-
Canceled	-	-	-
Expired	-	-	-
Options outstanding at September 30, 2017	3,972,000	$487,587	$0.18	3.25 – 4.9

A summary of the status of non-vested options is as follows:

	Shares	Weighted Average Exercise Price
Non-vested at January 1, 2017	-	$-
Granted	3,972,000	0.18
Vested	(1,353,000)	0.20
Forfeited or exercised	-	-
Non-vested at September 30, 2017	2,619,000	$0.17

8. Provision for Income Taxes

The Company was incorporated in the United States and has operations in four tax jurisdictions - the United States, mainland China, Canada and Austria.

The Company’s U.S. operations are subject to income tax according to U.S. tax law.

The Company’s Chinese operations are subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. In addition, Rider Langfang is subject to 15% of income tax rate from 2017 to 2019.

The Company’s Canada operation is subject to a 26% profit tax based on its taxable net profit. The Company’s Austria subsidiary is subject to a 25% profit tax based on its taxable net profit.

The reconciliation of income tax expense at the U.S. statutory rate of 35% to the Company's effective tax rate is as follows:

	Nine Months Ended September 30,
	2017	2016
U.S. Federal statutory rate	$182,385	$332,162
U.S. State tax	16,757	41,230
Tax rate difference between U.S. and foreign operations	(41,667)	(45,972)
Change of valuation allowance	60,684	31,360
Permanent difference	(5,436)	(15,671)
Effective tax rate	$212,723	$343,109

The components of the provision for income taxes consisted of the following:

	Nine Months Ended September 30,
	2017	2016
Current
Federal	$46,363	$165,147
State	16,757	41,230
Other foreign countries	149,603	136,732
	$212,723	$343,109

Deferred
Federal	$-	$-
State	-	-
Other foreign countries	-	-
Provision for income tax	$212,723	$343,109

The Company had approximately $403,000 net operating loss carryforwards available in the U.S, China, and Austria to reduce future taxable income which will begin to expire from 2037 for U.S tax purposes and from 2022 for China income tax purpose. The net operating loss of Chinese subsidiary (WFOE) could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. The net operating loss from Austrian operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Austria tax laws and regulations. Management believes that it is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a full valuation allowance on its deferred tax assets for all period presented.

9. Related Party Transactions and Balances

(1) Kustellar LLC, co-owned by our stockholder and director, Mr. Weidong Du and Ms. Wei Tan, provided accounting consulting service to the Company. The Company was billed by Kustellar LLC $11,555 and $12,749 for nine months ended September 30, 2017 and 2016, respectively; and paid $31,928 and $12,940 in the nine months ended September 30, 2017 and 2016, respectively. The balance due to Kustellar LLC was nil and $20,373 as of September 30, 2017 and December 31, 2016, respectively.

(2) During the nine months ended September 30, 2017 and 2016, certain officers and stockholders of the Company paid business expenses on behalf of the company. As of September 30, 2017 and December 31, 2016, the balances payable to the stockholders and officers were $139,098 and $17,299, respectively.

(3) An entity controlled by the Company through VIE agreements leased office space from Ms. Wei Tan in China for approximately $3,000 per month. The lease expires on May 14, 2018. Rent expense incurred to Ms. Wei Tan was approximately $27,000 for the nine months ended September 30, 2017 and 2016, respectively.

(4) On June 5, 2015, the Company signed a loan agreement with an officer to advance $75,000 at an annual interest rate of 2.5% with payment of a minimum of $200 per month and due on May 31, 2017. The loan receivable was paid in full in April 2017.

10. Segment Data and Related Information

The Company’s operating segments are based on how the Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company’s principal business by geographic region based on the Company’s strategy to develop its own brand recognition. These geographic regions include North America, China and Europe. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel.

The net revenues and operating income associated with the Company’s segments are summarized in the following tables. Net revenues represent sales to external customers for each segment. In addition to net revenues, operating income is a primary financial measure used by the Company to evaluate the performance of each segment. Intercompany balances were eliminated for separate disclosure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
North America	$1,902,442	$1,627,740	$5,526,383	$5,033,753
China	578,084	741,323	1,936,266	2,676,144
Europe	104,231	56,923	306,391	136,648
Total revenues	$2,584,757	$2,425,986	$7,769,040	$7,846,545

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (loss) before income taxes
North America	$36,752	$97,682	$391,922	$502,984
China	95,181	171,757	308,478	571,490
Europe	(16,458)	(69,709)	(95,746)	(125,439)
Total Income before income taxes	$115,475	$199,730	$604,654	$949,035

	September 30,	December 31,
	2017	2016
Total Assets
North America	$4,207,463	$1,572,707
China	3,217,111	3,272,294
Europe	113,294	107,536
Total Assets	$7,537,868	$4,952,537

11. Subsequent Events.

In October 2017, the Company issued 480,000 shares of common stock to three investors for a cash contribution of $120,000.

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these consolidated financial statements and determined that no other subsequent event requires recognition or disclosure to the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our interim condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements. Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements involve risks and uncertainties, including but not limited to those relating to product and customer demand, market acceptance of our products, the ability to create new products, the ability to achieve a sustainable profitable business, the effect of economic conditions, the ability to protect our intellectual property rights, competition from other providers and products, risks in product development, our ability to raise capital to fund continuing operations, and other factors discussed from time to time in our filings with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law. Amounts in this section are in thousands, unless otherwise indicated.

Overview

We specialize in the design, manufacture and direct sale of customized technical endurance apparel for the cycling, triathlon, running and Nordic skiing markets across Asia, Europe and North America. Our made-to-order, just-in-time (“JIT”) process vertically integrates design, sales and distribution of sporting apparel products.

Our global sporting apparel business is currently comprised of three core business units: inline retail, which consists of products produced and sold as part of a collection (“Inline Retail”), OEM contract manufacturing (“OEM”) and custom order retail (“Custom Order Retail”). Our Inline Retail, OEM and Customer Order Retail businesses currently account for 15%, 9% and 76%, respectively, of our sales revenue for the nine months ended September 30, 2017, comparing with 18%, 18%, and 64% for the nine months ended September 30, 2016.

The two primary sales channels for our Inline Retail and Custom Order Retail business are direct sale and wholesale. Direct sale currently generates 84% of our worldwide sales revenues (72% for the nine months ended September 30, 2016). Under the direct sale model, we sell our products directly to end users through our Jakroo e-commerce platform. The Jakroo platform allows customers to easily log onto our platform, complete their designs and place purchase orders. Wholesale currently represents 16% of our revenue for the nine months ended September 30, 2017 (28% for the nine months ended September 30, 2016). We act as both retailer and wholesaler of our products through our e-commerce platform as well as through large online retailers such as TMALL in China. Sales through both channels are executed with payments made directly to us online prior to the production and shipment of products.

In order to target customers in major markets, we have established sales offices in China, the United States, Canada and Austria that provide sales, marketing and customer service support to our regional markets. We currently lease a 64,000 square foot manufacturing facility at the border of Beijing and Hebei province in China. The facility has annual capacity to produce 500,000 jerseys and manufactures all of our products. As of the date of the report, we have approximately 182 employees worldwide.

Our operating segments include North America, China and Europe.

We believe there is an increasing recognition of the health benefits of an active lifestyle through cycling, triathlon and running. We believe this trend provides us with an expanding potential consumer base for our products. We also believe there continues to be an increasing number of individuals participating in cycling, triathlon and running activities, thus creating an increased demand for athletic apparel from leisure, pre-athlete and amateur participants. We plan to continue to grow our business over the long term through increased sales of our apparel via our made-to-order, JIT process, and our expansion in international markets.

Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities, including, among other things, the risk of general economic or market conditions that could affect consumer spending and the financial health of our retail customers. In addition, we may not be able to effectively manage our growth as our business becomes a larger and more complex global business. We may not consistently be able to anticipate consumer preferences or develop new and innovative products that meet changing consumer needs and preferences in a timely manner. Furthermore, our industry is very competitive, and competition pressures could cause us to reduce the prices of our products or otherwise affect our profitability.

General

Revenues are comprised of the sales of our technical endurance apparel products, which include OEM, inline collection and custom made to order, with the latter category assuming the highest percentage of sales of the three segments.

Cost of revenues consists primarily of fabrics, other raw materials, overhead, manufacturing costs, inbound raw material freight and outbound duty and freight costs required to make our products floor-ready to customer specifications.

We include outbound freight costs associated with shipping goods to customers as cost of goods sold.

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation, supply chain and corporate services. Personnel costs are included in these categories based on each employee’s function. Personnel costs include salaries, benefits and incentives.

Results of Operations

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Nine Months Ended September 30,
	2017	2016

Revenues	$7,769,040	$7,846,545
Cost of revenues	3,259,882	3,417,906
Gross profit	4,509,158	4,428,639
Selling, general and administrative expense	3,904,504	3,479,604
Income before income taxes	604,654	949,035
Income tax expense	212,723	343,109
Net income	$391,931	$605,926

As a percentage of net revenues	Nine Months Ended September 30,
	2017	2016

Revenues	100.00%	100.00%
Cost of revenues	41.96	43.56
Gross profit	58.04	56.44
Selling, general and administrative expense	50.26	44.35
Income before income taxes	7.78	12.09
Income tax expense	2.74	4.37
Net income	5.04%	7.72%

Revenues

Revenues decreased slightly, less than 1%, to $7.77 million in the nine months of 2017 from $7.85 million in the same period during 2016. Revenues by business units are summarized below:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
OEM	$680,628	$1,439,744	$(759,116)	(52.73)
INLINE	1,171,788	1,415,100	(243,312)	(17.19)
CUSTOM ORDERS	5,916,624	4,991,701	924,923	18.53
Total Revenues	$7,769,040	$7,846,545	$(77,505)	(1.00)

The decrease in net sales was driven primarily by decreases in our OEM sales and Inline sales. We continue to shift our capacity from OEM, a lower margin business unit to Custom Orders, a higher margin business unit.

Gross profit

Gross profit rose slightly in the nine months ended September 30, 2017 compared to the same period of 2016. Gross profit as a percentage of net revenues, or gross margin, increased by 1.6% to 58.04% in the nine months ended September 30, 2017 compared to 56.44% in same period of 2016. The increase in gross margin percentage was primarily due to the increase in sales of made to custom products, which have higher gross margins than our Inline collection and OEM sales.

Cost of Revenues

Cost of revenues for our products includes the expenses incurred from our purchase of raw materials, direct labor fees and manufacturing overhead.

For the nine months ended September 30, 2017, our total cost of revenues amounted to approximately $3.26 million or approximately 42% of total revenues, as compared to approximately $3.42 million or approximately 44% of total revenues in the nine months ended September 30, 2016. The decrease in cost of revenues as a percentage of total revenue was primarily due to the drop of OEM and Inline volume and the increase of Custom Order Retail sales which has a higher gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.42 million to $3.9 million in the nine months ended September 30, 2017 from $3.48 million in same period of 2016. As a percentage of net revenues, selling, general and administrative expenses increased to 50.3% in the nine months ended September 30, 2017 from 44.4% in the same period of 2016. These changes were primarily attributable to the following:

●	Approximately $186,000 less professional fees relating to the registration of our common stock and our attempt to list our stock on a U.S. market, which activities occurred during the nine months September 30, 2017 compared to same period of 2016;

●	With the effectiveness of our 2016 Equity Incentive Plan on January 5, 2017, we recorded approximately $83,000 of share-based payment expense in the current period;

●	We continue to invest in our sales office in the U.S., Europe and Canada, and the associated operation expense increased by $528,000.

Provision for income taxes

Provision for income taxes decreased approximately $130,000 to approximately $213,000 in the nine months ended September 30, 2017 from approximately $343,000 in the same period of 2016. The decrease is line with the decrease of operating income in nine months ended September 30, 2017 compared to same period of 2016. Our effective tax rate was 35.2% for the nine months ended September 30, 2017 as compared to 36.2% for the same period of 2016.

Other Comprehensive Income (loss)/Foreign Currency Translation Adjustment

Other comprehensive income (loss)/foreign currency translation adjustment changed approximately $243,000 to an income of approximately $149,000 in nine months ended September 30, 2017 from a loss of approximately $94,000 in the same period of 2016. These changes were primarily attributable to the decrease in the RMB to US Dollar exchange rate in the nine months ended September 30, 2017 as compared to same period in 2016.

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,
	2017	2016

Revenues	$2,584,757	$2,425,986
Cost of revenues	1,035,712	956,905
Gross profit	1,549,045	1,469,081
Selling, general and administrative expense	1,433,570	1,269,351
Income before income taxes	115,475	199,730
Income tax expense	30,076	86,828
Net income	$85,399	$112,902

As a percentage of net revenues	Three Months Ended September 30,
	2017	2016

Revenues	100.00%	100.00%
Cost of revenues	40.07	39.44
Gross profit	59.93	60.56
Selling, general and administrative expense	55.46	52.33
Income before income taxes	4.47	8.23
Income tax expense	1.17	3.58
Net income	3.30%	4.65%

Revenues

Revenues increased $0.15 million, or 7% to $2.58 million in the three months ended September 30, 2017 from $2.43 million in the same period during 2016. Revenues by business units are summarized below:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
OEM	$116,516	$114,487	$2,029	1.77%
INLINE	434,379	524,881	(90,502)	(17.24)%
CUSTOM	2,033,862	1,786,618	247,244	13.84%
Total Revenues	$2,584,757	$2,425,986	$158,771	6.54%

The increase in net sales was the effect of increase of Custom Orders revenue of approximately $247,000 in the three months ended September 30, 2017 comparing to same period of 2016, and the decrease of OEM and Inline revenue by a total of approximately $88, 000. We continue to shift our capacity to our Custom Order business from the lower margin business.

Gross profit

Gross profit increased $80,000 to $1.55 million in three months ended September 30, 2017 from $1.47 million in same period of 2016. Gross profit, as a percentage of net revenues, or gross margin, remained stable at approximately 60%, in the two comparing periods.

Cost of Revenues

Cost of revenues for products produced by our manufacturing facility includes the expenses incurred from our purchase of raw materials, direct labor fees, and manufacturing overhead.

For the three months ended September 30, 2017, our total cost of revenues amounted to approximately $1.04 million or approximately 40.07% of total revenues, as compared to approximately $0.96 million or approximately 39.44% of total revenues for the same period of 2016. Cost of revenues as a percentage of total revenue remained stable at approximately 40% in the two comparing periods.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $164,000 to $1.43 million in the three months ended September 30, 2017 from $1.27 million in same period of 2016. As a percentage of net revenues, selling, general and administrative expenses increased to 55.46% in the third quarter of 2017 from 52.33% in the same period of 2016. These changes were primarily attributable to an increased investment in new hires and operational infrastructure for our subsidiaries in the US, Canada and Austria.

Provision for income taxes

Provision for income taxes decreased $57,000 to $30,000 in the three months ended September 30, 2017 from $87,000 during the same period in 2016. Our effective tax rate was 26% in the three months ended September 30, 2017 as compared to 43% in the same period of 2016. This decrease is mainly due to the decrease of profit before tax generated by our China and US units, plus the fact that Rider Sportsfashion (Langfang) Limited , our newly established China operation in 2017, is subject to a lower income tax rate than other operations.

Other Comprehensive Income/Foreign Currency Translation Adjustment

Other comprehensive income/foreign currency translation adjustment changed $61,000 to an income of $63,000 in the three months ended September 30, 2017 from an income of $2,000 during the same period in 2016. These changes were primarily attributable to the decrease in the RMB to US Dollar exchange rate in the three months ended September 30, 2017 as compared to the same period in 2016.

Segment Results of Operation

The net revenues and operating income associated with our segments are summarized in the following tables.

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

Revenues by segment are summarized below:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
North America	$5,526,383	$5,033,753	$492,630	9.79
China	1,936,266	2,676,144	(739,878)	(27.65)
Europe	306,391	136,648	169,743	124.22
Total revenues	$7,769,040	$7,846,545	$(77,505)	(1.00)

Net revenues in our North America operating segment increased $0.5 million to $5.53 million in nine months ended September 30, 2017 from $5.03 million in the same period of 2016. It is primarily due to the increase of revenue of our Custom Order Retail business. Net revenues in China decreased $740,000 to $1.94 million in nine months ended September 30, 2017 from $2.68 million in the same period of 2016. This decrease was primarily due to a decrease of revenue from our OEM business in China. It is our strategy to shift our capacity from OEM with lower margin to higher margin business unit, Custom Orders. Revenue generated from the European market shows an increase of $169,000 to $ 306,000 in the nine months ended September 30, 2017 from $137,000 in the same period of 2016. We expect that revenue generated from sales in the European market will continue to rise in future.

Income (loss) before income taxes by segment is summarized below:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
North America	$391,922	$502,984	$(111,062)	(22.08)
China	308,478	571,490	(263,012)	(46.02)
Europe	(95,746)	(125,439)	29,693	(23.67)
Total Income before income taxes	$604,654	$949,035	$(344,381)	(36.29)

Our North America operating segment experienced a decrease of operating income of $111,000 to $392,000 in the nine months ended September 30, 2017 from $503,000 in the same period of 2016. The decrease is primarily due to the following:

●	An increase of gross profit of $473,000 for this segment in nine months ended September 30, 2017 compared to the same period in 2016, due to the increase in revenue and higher gross margin in the period.

●	We recorded $28,000 of depreciation cost of our newly purchased office building in the U.S.;

●	We recorded $83,000 in share-based payment expense for the option granted to employees under the 2016 Equity Plan.

●	We expanded our sales team in North America.

●	We increased marketing and promotional costs.

Our China operating segment experienced a decrease of operating income of $263,000 from $571,000 in the nine months ended September 30, 2016 to $308,000 in the same period of 2017. This was mainly due to the decrease of OEM orders and Inline orders.

Our Europe business segment reported $30,000 less loss incurred in nine months ended September 30, 2017 as compared to the same period in 2016. The increase of revenue period over period resulted less loss occurred in nine months ended September 30, 2017 compared to the same period in 2016.

Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

Revenues by segment are summarized below:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
North America	$1,902,442	$1,627,740	$274,702	16.88
China	578,084	741,323	(163,239)	(22.02)
Europe	104,231	56,923	47,308	83.11
Total revenues	$2,584,757	$2,425,986	$158,771	6.54

Net revenues in our North America operating segment increased $275,000 to $1.9 million in three months ended September 30, 2017 from $1.63 million in the same period of 2016. It is primarily due to the increase of revenue of our Custom Order Retail business. Net revenues in China decreased $163,000 to $578,000 in the three months ended September 30, 2017 from $741,000 in the same period of 2016. This decrease was primarily due to a decrease of revenue in our OEM business in China. It is our strategy to shift our capacity from OEM with lower margins to our higher margin business unit, Custom Orders.

Revenue generated from the European market increased by approximately $47,000 to $104,000 in the three months ended September 30, 2017 from $57,000 in the same period of 2016. We expect that revenue generated by our sales in the European market will continue to rise in future.

Income (loss) before income taxes by segment is summarized below:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
North America	$36,752	$97,682	$(60,930)	(62.38)
China	95,181	171,757	(76,576)	(44.58)
Europe	(16,458)	(69,709)	53,251	(76.39)
Total Income before income taxes	$115,475	$199,730	$(84,255)	(42.18)

Our North America operating segment experienced a decrease of operating income of approximately $61,000 to $37,000 in the three months ended September 30, 2017 from $98,000 in the same period of 2016. The decrease is due to:

●	Continued expansion of our sales team in North America and a resulting increase the salary.

●	An increase in marketing and promotional costs.

●	A move to new office space and a payment of $30,000 to terminate our previous lease.

Our China operating segment experienced a decrease of $77,000 from $172,000 in the three months ended September 30, 2016 to $95,000 in the same period of 2017. This was mainly due to the decrease of OEM orders.

Our Europe operating segment reported a loss of $17,000 in the three months ended September 30, 2017, incurring $53,000 less loss compared to an operating loss of $70,000 in same period of 2016. Our revenue generated by the European market has continued to rise and generated an increased in gross profit which has led to less loss occurred in the three months ended September 30, 2017.

Liquidity and Capital Resources

Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, inventory and capital investments from cash flows from operating activities, cash and cash equivalents on hand. Our working capital requirements generally reflect the growth in our business. Our capital investments have included purchasing factory machinery, leasehold improvements for our offices and factory, land and building, and making investments and improvements in information technology systems.

We believe our cash, cash equivalents on hand and cash from operations are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Although we believe we have adequate sources of liquidity over the long term, an economic recession, a slow growth period, decrease in demand for our products, or the need for liquidity to engage in strategic opportunities could adversely affect our business and liquidity or increase our need for liquidity. If and when needed, no assurances can be given that funding will be available to us on acceptable terms, if at all. In addition, instability in or a tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
	2017	2016

Net cash provided by (used in):
Operating activities	$263,108	$1,292,271
Investing activities	(2,534,156)	(69,185)
Financing activities	2,119,943	(20,401)
Effect of exchange rate changes on cash and cash equivalents	100,049	(73,542)
Net increase (decrease) in cash and cash equivalents	$(51,056)	$1,129,143

Operating Activities

Operating activities consisted primarily of net income adjusted for certain non-cash items. Adjustments to net income for non-cash items included depreciation and amortization, share-based compensation, and gain on disposals of property and equipment. In addition, operating cash flows included the effect of changes in operating assets and liabilities, principally inventories, accounts receivable, income taxes payable, prepaid expenses and other assets, accounts payable, advance from customers, and accrued expenses.

Cash flows provided by operating activities decreased $1 million to $0.3 million in the nine months ended September 30, 2017 from $1.3 million of cash provided by operating activities in same period of 2016. The decrease in cash from operating activities was due to decreased net cash flows from operating assets and liabilities of $927,000, and a decrease in net income of $214,000, partially offset by adjustments to net income for non-cash items, which increased $112,000 in the nine months ended September 30, 2017 compared to the same period of 2016.

Investing Activities

Cash used in investing activities increased $2.5 million to $2.53 million in the nine months ended September 30, 2017 from $69,000 in same period of 2016, primarily due to a purchase of land and building of $2.6 million in the U.S. in 2017. We received the repayment of a loan from an officer in the amount $74,000 in the nine months ended September 30, 2017.

Total capital expenditure was $2.6 million and $69,000 in the nine months ended September 30 2017 and 2016, respectively.

Financing Activities

Financing activities consisted primarily of cash provided through loans from or cash repayment to related parties, including the Company’s shareholders, officers and a company owned by our Chief Financial Officer, and a mortgage loan of $2 million for the purchase of land and building in the U.S. and repayment of the mortgage. The Company also received cash of $44,936 from issuances of common stock in the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements

In connection with various contracts and agreements, we have agreed to indemnify counterparties against certain third party claims relating to the infringement of intellectual property rights and other items. Generally, such indemnification obligations do not apply in situations in which our counterparties are grossly negligent, engage in willful misconduct or act in bad faith. Based on our historical experience and the estimated probability of future loss, we have determined the fair value of such indemnifications is not material to our financial position or results of operations.

Recently Issued Accounting Standards

In May 2016, FASB issued ASU 2016-12, "Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients". The update is to address certain issues identified by the FASB/IASB Joint Transition Resource Group for Revenue Recognition (TRG) in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, the Board decided to add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1) The potential for diversity in practice at initial application 2) The cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity's ordinary activities) in exchange for consideration. The amendments to the recognition and measurement provisions of Topic 606 also affect entities with transactions included within the scope of Topic 610, Other Income. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The Company is currently evaluating the potential impact of adopting this new standard on its consolidated statements and related disclosures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, and therefore, we are not required to provide information required by this Item of Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

On January 12, 2017, we filed a lawsuit against the Trademark Review and Adjudication Board of State Administration For Industry & Commerce of the People’s Republic of China (“the Defendant”) with the Beijing Intellectual Property Court, requesting revocation of the verdict (Shangping Zi [2016] .0000098608)  made by the Defendant concerning the No. 11757369 “捷酷 JAKROO” trademark’s invalid declaration application. At the same time, we requested the Defendant should make the re-ruling of the invalid declaration application of “捷酷 JAKROO” trademark. On January 12, 2017, the Beijing Intellectual Property Court accepted the case. Up until now, we have not received notice of a hearing. Although the outcome of this case cannot be predicted with certainty, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or on our results of operation. Other than the above, we are not presently a party to any pending lawsuits or claims.

Item1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated October 24, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated October 24, 2017 except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2017, the Company conducted the closing of a private placement transaction pursuant to subscription agreements (the “Subscription Agreements”) with three investors (the “Investors”), all of whom are non-U.S. persons (as defined in Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”)).

Pursuant to the Subscription Agreements, the Company has issued and sold to the Investors, and the Investors have purchased from the Company, an aggregate of 480,000 shares (the “Shares”) of common stock, par value $0.001 per share, of the Company, for a purchase price of $0.25 per share, for total cash proceeds of $120,000. The Shares were offered and sold in reliance upon Regulation S of the Securities Act and are exempt from the registration requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

None

Item 6. Exhibits.

No.	Description
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 filed on April 21, 2017).
31.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

JAKROO INC.

Date: November 15, 2017	By:	/s/ Weidong (Wayne) Du
Name: Weidong (Wayne) Du
Title: Chief Executive Officer

Date: November 15, 2017	By:	/s/ Wei Tan
Name: Wei Tan
Title: Chief Financial Officer

