Form 10-K
period 2017-12-31
JAKROO INC.
filed 2018-04-02
CIK 1675442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-217412

Jakroo Inc.

(Exact name of registrant as specified in its charter)

Nevada	81-1565811
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5906 Stoneridge Mall Road Pleasanton, CA	94588
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800)485-7067

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
None	n/a

Securities registered pursuant to Section 12(g) of the Act: Common stock, par value $.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]

Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]

			Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of March 30, 2018, there were 31,288,650 shares of company common stock issued and outstanding.

Jakroo Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2017

Unless we have indicated otherwise, or the context otherwise requires, references in this Report to the “Company,” “we,” “us” and “our” or similar terms refer to Jakroo Inc., a Nevada corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report and the documents we have filed with the SEC that are incorporated by reference herein contain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve significant risks and uncertainties. Any statements contained, or incorporated by reference, in this Report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by those forward-looking statements.

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

●	our ability to establish our business model and generate revenue and profit;

●	our ability to expand our business model beyond engaging in activities on behalf of related parties;

●	our ability to manage or expand operations and to fill customers’ orders on time;

●	our ability to maintain adequate control of our expenses and internal accounting processes generally as we seek to grow;

●	our ability to establish or protect our intellectual property;

●	the impact of significant government regulation in China;

●	our ability to implement marketing and sales strategies and adapt and modify them as needed; and

●	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies.

The foregoing does not represent an exhaustive list of risks that may impact upon the forward-looking statements used herein or in the documents incorporated by reference herein. Please see “Risk Factors” for additional risks which could adversely impact our business and financial performance and related forward-looking statements.

Moreover, new risks regularly emerge, and it is not possible for our management to predict all risks, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this report are based on information available to us on the date hereof. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained throughout this Report and the documents we have filed with the SEC.

PART I

Item 1. Business.

We specialize in the design, manufacture and direct sale of customized technical endurance apparel for the cycling, triathlon, running and Nordic skiing markets across Asia, Europe and North America. Our made-to-order, just-in-time (known as JIT) manufacturing process and vertical integration of design, sales and distribution minimizes risk, provides autonomous control of quality across all stages of our vertically integrated supply chain and maximizes value to our customers.

In 1996, Weidong “Wayne” Du, our Chief Executive Officer conceived of the idea of manufacturing sublimated sportswear while working as an agent serving European customers for a Chinese trading company. Sublimation is a computerized printing process that uses heat to transfer dye onto the fabric. In 2003, Mr. Du founded Rider Sportsfashion Ltd in Beijing, China to handle original equipment manufacturing (or OEM) of sublimated cycling apparel. In 2006, the Jakroo® brand was launched and focused on the manufacture and sale of cycling apparel products within the domestic Chinese market.

In 2010, we shifted our strategy toward customization, at which time we formed Rider Sportsfashion LLC and began marketing our products in the U.S. through our home base in Pleasanton, California. In 2014, we established Jakroo Canada Inc., based in Vancouver, British Columbia, to oversee marketing, sales and distribution in the Canadian market. Soon thereafter, in 2015, we established Jakroo GmbH, based in Dornbirn, Austria, to manage marketing, sales and distribution in the European market. Within the U.S. and Canadian markets, the brand is considered to be among the top custom cycling wear brands along with Champion System, Hincapie, Voler, Pactimo and Louis Garneau. While the competitive landscape across Europe varies greatly by region, we consider brands such as Castelli, Bio Racer, Santini, Owayo and Cuore to be our primary competitors. The Jakroo® brand is among the top three selling cycling apparel brands on China’s largest e-commerce platforms, TMALL. Among cycling enthusiasts, Jakroo ranks among the most popular cycling apparel brands in the Chinese market alongside the likes of Santic, Sobike and CCN, all of which are Chinese domestic brands.

Our global business is currently comprised of three core business units: (1) inline retail, which consists of products produced and sold as part of a collection; (2) OEM contract manufacturing; and (3) custom retail. We will continue to maintain the current business ‘mix’ of business, although we expect our OEM business, which currently represents 8% of sales, to account for a lower percentage of our total business at some point in the foreseeable future. We expect inline retail to remain stable around 18% and custom retail is expected to expand slightly higher from its current 74% share.

We have two primary sales channels for our inline and custom retail businesses: (1) direct to consumer sales through our website, which represents 84% of total revenues and (2) wholesale, defined as sales to retail shops, promotional distributors and event organizers, which represents, 16% of total revenues for these two channels. Both channels are sold exclusively online through our e-commerce websites or, in the case of China, through large online retailers such as TMALL. Over 98% of our business from these channels is executed with payments made to us online in advance of production and shipment of goods.

Our value proposition is based on fast delivery, no minimum purchase requirements and free design. We currently offer a two week turnaround time and offer customers two pathways for design: (1) Do it yourself (or DIY), through the exclusive Jakroo Express™ design application and; (2) Jakroo Pro Custom, a free professional design service offered through the Jakroo website. We believe that the combination of these novel offerings provides us with a distinct competitive advantage.

Market Overview & Opportunity

Overview

A 2014 survey by Paris based NPD Group estimated the cycling apparel market to be valued at $2.2 billion Euro (US$2.5 billion) in 2014   and estimates the broader active wear market will continue to experience growth and reach $178 billion by 2019.1

According to the Sports & Fitness Industry Association (SFIA), participation in running, cycling and hiking in 2015 reached 140 million people worldwide.2 Participation in cycling as a pastime in the U.S. was estimated at 67 million in 2014, as noted by the online statistics site, Statista.3 This indicates a large potential market for cycling gear. With the inclusion of running and triathlon, we expect to see continued growth in the endurance sports participation, particularly in the youth and women’s segments. According to USA Triathlon, female participation in triathlons has grown from 27% of all participants in 2000 to more than 37% in 2014.

In China, the concept of cycling as a component of a healthy lifestyle has increased as a growing middle class has begun participating in cycling for recreation. In 2014, Ji Cheng, nicknamed the “breakaway killer” for his skill in controlling the speed of the peloton (i.e., the main group of riders in a cycling road race), was the first Chinese cyclist in the history of the Tour de France.

A recent survey entitled “Millennial Consumer Trends” by Elite Daily of more than 1,300 millennials (those born between 1980-1996) reports that more than 42% of those surveyed are deeply interested in helping companies develop future products and services, and 62% of millennials say that if a brand engages with them on social networks, they are more likely to become a loyal customer.4

We believe that these trends, coupled with the rapidly growing direct-to-consumer e-commerce and product personalization markets, will create significant opportunities for companies like Jakroo that are equipped with the information and manufacturing architecture to support the new era of “social” commerce.

Customization is the Future

While gathering data to quantify the potential market size for a new product or service can be challenging, a 2013 report by Forbes magazine cites a Bain survey of more than 1,000 online shoppers among whom, although only 10% had tried online customization options, 25-30% expressed interest in doing so. While it is difficult to quantify the potential of customization, if 25% of sales from the $2.5 billion cycling apparel market were customized, that would equate to $625 million per year.5

Customization will also create distinct advantages for companies to differentiate their products from their competitors at a time when the Internet is making it easier for customers to easily compare prices and products with standard features or options.

Within the wholesale markets, the ability to extend customization to a re-seller can provide a competitive advantage through the offering of novel versions of a company’s products, thus allowing the retailer to minimize high capital investments in inventory and avoid deep discounting which can arise as a result of overstocking on a particular item or from price wars among competitors of similar products.

1        “2014 Global Cycling Market Valued at € 35.7 Billion,” Bike Europe, 8 Dec 2015, http://www.bike-eu.com/sales-trends/nieuws/2015/12/2014-global-cycling-market-valued-at-e-35-7-billion-10125262.

2        SFIA survey.

3        “Number of Cyclists/Bike Riders Report,” Statista 2016. http://www.statista.com/statistics/227415/number-of-cyclists-and-bike-riders-usa/

4        “Millennial Consumer Trends,” Elite Daily Survey 2015.

5        “Having It Their Way: The Big Opportunity in Personalized Products,” Forbes, Nov. 5, 2013.

Developments in the fields of 3D fashion design, DIY design applications and apparel centric wearables will expedite the acceptance and growth of personalization, creating new value and new market opportunities. Personalization now extends beyond ascetic design and is quickly becoming an integral part of the customers sizing and fit options during purchase. We anticipate that existing companies that fail to reengineer their offerings will suffer either a significant competitive disadvantage or be forced to exit the market altogether. We believe that our highly customized information architecture, vertical integration and JIT manufacturing infrastructure will position Jakroo to assume a leadership position within our target markets.

The Evolution of E-commerce

According to a report by Statista, the number of online shoppers in the U.S. is projected to reach 230 million by 2021. This represents a 20% increase from the 191 million recorded in 2013.6 Net sales for Amazon alone reached $177 billion for the 2017. E-commerce sales in China are projected to exceed $400 billion by the end of 2016. Market research firm eMarketer projects e-commerce sales will eclipse $3.5 trillion within the next five years. The web is projected to account for 7.3% of global retail sales this year and grow to 12.4% by 2019, according to eMarketer.7 As more than 95% of our sales are derived through e-commerce, we will continue to invest heavily in digital advertising to direct online shoppers to our customized design center and online shops. This investment includes upgrading our existing e-commerce architecture and adding new features to improve the overall user experience and enhance brand loyalty.

Companies such as Facebook and Twitter are making significant investments in social commerce as community and social engagement play a larger role in consumer purchasing decisions. Additionally, the gap between search and purchase domains is quickly fading. In a 2015 Surveta survey of 2,000 consumers, 44% of respondents stated they go direct to Amazon to start their product searches compared to 34% who start on a Search engine such as Google, Bing or Yahoo.8 Jakroo’s business is poised to leverage this trend through its direct to consumer sales channel across the Jakroo group of e-commerce shopping sites as well as its sales through sites such as TMALL. In fact, since 2016, we have been leveraging these trends through investing in digital advertising on the Facebook platform. In 2018, we will begin selling our inline retail products on the Amazon platform in an effort to expand revenues and build brand awareness. While the immediate benefit will from using the Amazon platform will be the revenues earned from those sales, we expect to achieve additional benefits as this provides us with an additional means through of introducing customers to our custom order business through interaction with us and ongoing marketing campaigns.

Competitive Strengths

We believe that the following key competitive strengths differentiate us from our competitors and are critical to our continuing success:

Lean Manufacturing & Vertical Integration

We own and operate all facets of our design, manufacturing and sales process. This vertical integration allows us complete control over our quality assurance of products and services, user experience and brand. Unlike many of our competitors who rely on contract manufacturing, direct ownership of the manufacturing facility allows us to tightly control production timelines, quality control and delivery.

6        “Number of digital shoppers in the United States from 2016 to 2021,” Statista. 2016.

https://www.statista.com/statistics/183755/number-of-us-internet-shoppers-since-2009/

7        “Global e-commerce sales set to grow 25% in 2015” Matt Lindner, Internet Retailer July 2015.

https://www.internetretailer.com/2015/07/29/global-e-commerce-set-grow-25-2015

8        “Amazon Commands Nearly Half Of Consumers' First Product Search, BloomReach Study Finds”. 2015. Forbes“ http://www.forbes.com/sites/fionabriggs/2015/10/06/amazon-commands-nearly-half-of-consumers-first-product-search-bloomreach-study-finds/#a3ef0627b779

Our production facility, which had been located in the Tongzhou District of Beijing and was recently relocated to a newly built facility on the border of Beijing and Hebei Province, has been producing technical endurance apparel for more than 13 years. This extensive experience has allowed us to develop specially engineered processes that have been optimized to produce and deliver a high capacity of small quantity orders ranging from 1 piece to 25 pieces, on average, within 14 days, which is a substantially quicker turnaround than our competitors based on delivery times posted on their websites.

In 2017, 80% of our production lot quantities were less than 9 pieces. Moreover, 66% of our production lot quantities were less than 5 pieces. Additionally, 88% of orders were delivered to customers in less than three weeks and 31% were delivered to customers in less than two weeks.

While consistently delivering the value proposition of either short delivery times or low minimum orders can pose logistical challenges, Jakroo has mastered both through developing a specialized work process and complex manufacturing system. More importantly, Jakroo has developed the ability to scale those processes without degradation of quality or compromising timelines. We believe this combination is novel to Jakroo in the technical endurance sports apparel industry and allows us a significant competitive advantage.

Integrated Information Systems

Our core information system is built on a robust, cloud-based consolidated financial platform and ecommerce module. This allows us to easily deploy and manage localized subsidiary companies and e-commerce platforms across our online properties while effectively addressing local tax compliance requirements, language and currency. We’ve made significant investments in customization of the platform to meet our particular requirements and create a compelling proprietary service for our customers.

We’ve developed a proprietary, comprehensive design architecture using 3D modeling and, in partnership with external vendors, developed Express by Jakroo, the industry’s most advanced self-design platform that provides a rich user experience for the customer and utilizes back-end efficiencies by our production team.

In the spring of 2016, we implemented our make-to-order production module in order to further streamline the item configuration process and achieve greater efficiencies with raw material asset management, production scheduling and cost accounting.

With this system in place, we are able to capture and track all customer activity from the initial inbound lead through to product design and the final delivery of purchased products. This end-to-end visibility allows us to quickly troubleshoot activity and scale our business.

Global presence

The current competitive landscape within the endurance sports apparel market varies significantly based on region. Many of the incumbent brands in the U.S. have minimal or no presence in the primary European or Asian markets. On the other hand, a handful of European brands have, through years of investment, gained market awareness across North America and Asia. Very few Chinese domestic brands, however, have any reasonable brand awareness in either Europe or North America. We are working to change that.

In addition to our operating headquarters in Pleasanton, California, we have fully functional operating subsidiaries in Beijing, China, Vancouver, British Columbia and Dornbirn, Austria that provide sales, marketing and customer service support to our regional markets. This allows us to provide superior localized support to our regional customers while building brand loyalty therein.

With our current established presence in each of the core markets and our proven business model, we believe we are positioned to take a leadership position in the endurance sports apparel market. Our plan is to continue to establish and grow subsidiary offices and joint venture operations in key regions around the globe as part of our commitment to building trust, premium customer service and brand loyalty.

Significant Design & Shopping Experience

With the use of proprietary and highly customized customer relationship management and design applications, we are able to offer our customers two options for their design experience. Our proprietary Express by Jakroo DIY application was built to specification using state of the art technology and proprietary know-how to allow customers to design on a 99% true to size 3D model and easily purchase anytime. Unlike similar services offered by our competitors, which provide conceptual mock ups and require significant back-end interaction with designers and sales persons to process the order, designs created using Express by Jakroo are transferred directly to the production floor with minimal human interaction and enter the production process upon the customer’s placement of the order.

Customers who elect to use our Pro Custom service will enjoy the benefits of having a trained professional designer create their design according to specification. The customer is able to participate in the design editing process through an interactive online review/approval system. Unlike many of our competitors, who typically charge a design set-up fee and require several days to prepare the artwork, we offer this service free of charge and provide the designs within 48 hours of design request.

Since 2013, we have created more than 150,000 unique products and published more than 11,000 online custom storefronts on the Jakroo e-commerce platform. These semi-private webpages, hosting the customer’s customized products, allow the customer to order at their convenience 24/7 and share their store with friends, family and team members. We believe we are presently on track to create an additional 4,000 customer storefronts in 2018. Our custom e-commerce platform has been engineered to facilitate the particular requirements of each customer, including flexible ordering dates, order windows, individual shipping and sharing of stores and products.

Through our online account center, customers can review pending design approvals, track the status of all of their designs as they progress through the design process, as well as submit new design requests.

Based on more than 5,400 individual customer reviews which we solicited through direct feedback requests since 2013, over 92% of respondents rated their overall experience with Jakroo as positive and more than 96% of respondents indicated they were either very satisfied or “blown away” by the quality of our products.

By addressing the ongoing challenges faced by our traditional retailing competitors with forecasting and carrying inventory, we provide a competitive offering by maintaining a full service ‘hands-free’ custom online storefront option. This allows retailers who use our system to offer a broad selection of highly customizable products to their customers without having to purchase or carry the inventory in advance. Orders are made-to-order and shipped directly to the customer from our production facility in Beijing. The combination of made-to-order, JIT and custom commerce provides retailers the ability to better differentiate their offerings in a highly competitive marketplace.

Our Growth Strategy

Customer Acquisition

We acquire the majority of our direct customers online through Search Engine Marketing (SEM) and display marketing campaigns on Google, Bing and social websites such as Facebook and Twitter. In China, comprehensive platforms such as WeChat, QQ and Weibo play an important role in our customer acquisition, engagement and social commerce strategies. We will continue to invest in advertising and marketing to strengthen brand awareness in key markets.

Globally, sponsorship of organized race events and charity rides also plays a key role for customer acquisition, along with sponsorship of influential cycling teams and athletes to establish brand credibility. We currently sponsor several large profile Gran Fondo cycling events and Triathlon events across Canada, California and Austria. During 2013 and 2014, we sponsored the UCI Tour of Beijing and Tour of Hainan, both of these were high profile cycling events in China with international athlete participation and media exposure. Sponsorships for 2016 include the Trans Vorarlberg Triathlon in Bregenz, Austria, the Oakland Gran Fondo in Oakland California, and the EPIC Tour, Canada’s largest Fondo event with over 3000 participants. As of January 2017, we have been the exclusive race apparel sponsor of the UnitedHeathcare Pro Cycling Team, a U.S. based pro-continental team with global recognition among the competitive cycling community.

Vertical and Lateral Expansion

In the near-term, we will continue our focus on the endurance sports apparel market. We define this market as products used for cycling, triathlon, running and Nordic skiing. We aim to strengthen our brand and gain share within these core markets through: (1) investing in new product development and technologies geared toward improving the customer experience and reducing delivery times; (2) expanding geographically through establishing subsidiary companies and/or partnerships in key regions across the globe; and (3) making deeper investments in marketing partnerships and advertising.

We have experienced profitable operational growth since 2011 and we plan to continue our international expansion across Europe and the Asia-Pacific regions. Additional opportunities for growth will focus on lateral expansion into related product or sport categories that can benefit from customization. Examples of such categories include high school and collegiate level volleyball, soccer and wrestling teams.

In 2017, 89% of Jakroo’s sales within the North American and European markets came from the Cycling product category, 6% from Triathlon and the remainder were shared between Running and Nordic. 78% of total revenues were generated through our direct-to-consumer channel and 22% through resellers. In 2016, 87% of Jakroo’s sales within the North American market came from the Cycling product category, 6% from Triathlon and the remainder were shared between Running and Nordic. We’ve acquired more than 40,000 paying customers since 2013 and have acquired more than 9,000 new customers each year during 2016 and 2017. We will continue to invest in technologies aimed at improving the end-user customer experience and monetizing new leads through expediting the design-to-sale process.

Currently, approximately 78% of total domestic revenues in China come from our Inline retail product collection while the remaining 22% arise from the Custom product category. We plan to continue to drive growth within the custom product channel through investments in marketing and front-end systems. We will transition our make-to-stock production into micro-production lots (quantities of less than 50 pieces) to improve inventory turnover and net margins.

Our Wholesale channel, defined as retail shops and promotional goods distributors, represents 22% of total revenues across North America. For the period from January 2016 to December 2017, we had more than 650 paying customers with the median order value of $1,300 and average order value of $3,700. We will continue to invest in service offerings and technology platforms that provide competitive advantages for retailers.

We expect to launch a new state of the art Design and E-commerce center in the third quarter of 2018 which will employ some of the latest technologies emerging from the 3D parametric design and machine learning fields.

Increased Margins and Return on Invested Capital

Our made-to-order, JIT business model mitigates the need to carry inventory, thus freeing up capital to be used for investments in future expansion. Customers pay for goods in advance of production, which allows receivables to be as low as 0.1% of total revenue. North America continues to be our fastest growing market as we continue to establish the Jakroo brand across the East Coast. Looking forward, however, we expect our newly founded European operations to generate a significant portion of global sales over the next three years.

Revenues and profitability were impacted in 2015 as a result of one-time costs associated with auditing, corporate restructuring, investments in information technology infrastructure and the establishment of our European operations. Losses in 2017 were the result of one-time costs associated with the relocation and purchase of our new office in Pleasanton, California and amortization costs related to our stock-based compensation plan.

With continually improved design applications and deployment of our advanced Production Module, we expect to be able to reduce raw material waste and increase front-end efficiencies associated with customer service resulting in greater operating margins. Readers should note that audited results are shown for 2014, 2015, 2016 and 2017, and the values for 2018 are projections (see “Cautionary Note on Forward-Looking Statements”).

Overview of Our Company

Our Core Values

Our respect for our employees and community, and our emphasis on continuous improvement and social responsibility, are all borne from our core values of community, teamwork, integrity and innovation. We believe our employees are our greatest asset to help us build lasting value for all of Jakroo’s stockholders, including our customers.

Compliance and Sustainability

We maintain an ongoing commitment to the environment and our products are OEKO-TEX® certified. OEKO-TEX® Standard 100 is an independent test and certification system for all types of textiles tested for harmful substances – from threads and fabrics to the ready-to-use items that are available for purchase in stores.

In our commitment to ensuring safe and healthy working conditions for our employees and community at large, our production facility in China was fully audited and certified by a globally recognized environmental compliance auditor in September of 2015 through the Business Social Compliance Initiative (BSCI) that audits and certifies working conditions and environmental performance in a company’s global supply chains. Proposition 65 compliance is ongoing for the materials and fabrics used in products sold in California.

Experienced Management Team

The senior management team at Jakroo and its subsidiaries is comprised of individuals with extensive backgrounds in the sports apparel and manufacturing industries. Our senior operations team also has extensive experience in brand management and market development within the sports apparel industry. Jakroo’s management team is described in more detail beginning on page 54 in the Management section below.

Employees

As of the date of this report, we employed approximately 182 employees as follows:

●	Rider Sportsfashion LLC: 17 full time employees, 1 part-time employee, 2 independent contractors

●	Jakroo Canada Inc.: 5 full time employees

●	Jakroo GmbH: 2 full-time employees

●	Rider Sportsfashion Ltd: 28 full-time employees

●	Rider Sportsfashion (Langfang) Ltd: 130 full-time employees

We consider our relationships with our employees to be good. None of our employees is covered by collective bargaining agreements.

Proprietary Rights

Each of the “J” logo and “Jakroo” mark has been registered as a service mark or trademark within the United States Patent and Trademark Office. In addition, we have obtained trademarks in Benelux, Canada, Mainland China, Denmark, Finland, Hong Kong, Taiwan, Malaysia, France, Thailand, Japan, Germany, Korea, Norway, Sweden, Spain, Switzerland and the United Kingdom. Additional registrations of our trademarks in secondary product categories have been registered or are in process of being registered within the respective Trademark offices in the primary countries in which we do business.

Item 1A. Risk Factors

RISK FACTORS

An investment in our common stock is highly speculative and involves a high degree of risk. You should carefully consider the following risk factors in evaluating our business before investing. No purchase of our common stock should be made by any person who is not in a position to lose the entire amount of his or her investment. The order of the following risk factors is presented arbitrarily. You should not conclude the significance of a risk factor based on the order of presentation. Our business and operations could be seriously harmed as a result of any of these risks.

Risks Related to Our Business

We are an early stage company with a limited operating history as a manufacturer and seller of sporting apparel products. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

We have a limited operating history. Our first operating subsidiary, Rider Sports Fashion Limited (“Rider Beijing”) was established in Beijing in March 2003 to engage in cycling apparel development, production and sales. In 2007, we established our manufacturing subsidiary, which currently manufactures all of our products. As part of our international expansion and in response to international customer demands, we established our U.S. subsidiary in 2008 and our subsidiaries in Canada and Austria in 2014 and 2015, respectively. Despite our continuous growth, we have limited experience and operating history in the sporting apparel industry. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects.

Any disruption of our supply chain could have an adverse impact on our net sales and profitability.

We rely on third party suppliers for fabrics, accessories and printing paper and machines that are essential to our product manufacturing. We cannot predict when, or the extent to which, we will experience a disruption in our supply chain. Any such disruption could negatively impact our ability to market and sell our products and serve our customers, which could adversely impact our net sales and profitability.

Based on our past business practice, we place purchase orders or enter into short term agreements with our raw material suppliers. Without long term supply agreements, any of our current suppliers may discontinue selling to us at any time. Changes in the commercial practices or financial condition of any of our key suppliers could also negatively impact our results. If we lose one or more key suppliers and are unable to promptly find alternative suppliers who are willing and able to provide equally appealing raw materials or manufacturing machines at comparable prices, we may not be able to deliver quality products that satisfy the requirements of our customers.

We also are subject to risks, such as the price and availability of raw materials and fabrics, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism and adverse general, economic and political conditions that might limit our suppliers’ ability to provide us with quality merchandise on a timely and cost-efficient basis. We may not be able to develop relationships with new suppliers, and materials from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering products to our customers could have a material adverse impact on our net sales and profitability.

Our operating results can be adversely affected by changes in the cost or availability of raw materials.

Pricing and availability of raw materials for use in our businesses can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, consumer demand, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials for us, and may therefore have a material adverse effect on our business, results of operations and financial condition.

During periods of rising prices of raw materials, there can be no assurance that we will be able to pass any portion of such increases on to customers. Conversely, when raw material prices decline, customer demands for lower prices could result in lower sales prices and, to the extent we have existing inventory, lower margins. We currently do not hedge against our exposure to changing raw material prices. As a result, fluctuations in raw material prices could have a material adverse effect on our business, results of operations and financial condition.

Supply shortages or changes in availability for any particular type of raw material can delay production or cause increases in the cost of manufacturing our products. We may be negatively affected by changes in availability and pricing of raw materials, which could negatively impact our results of operations.

Our sales may fluctuate and historical sales revenue may not be a meaningful indicator of future performance.

Our product sales may vary from quarter to quarter and year to year, and an unanticipated decline in net sales may cause the price of our common stock to fluctuate significantly. A number of factors have historically affected, and will continue to affect, our sales revenue, including:

●	consumer preferences, buying trends and overall economic trends;

●	our ability to identify and respond effectively to local and regional trends and customer preferences;

●	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;

●	competition in any of the regional markets we operate;

●	changes in our product mix; and

●	changes in pricing.

Our online retail custom order and inline retail segments are affected by general economic conditions in our markets and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect our business, operations, liquidity, financial results and stock price.

Our custom order and internet retail segments are the core of our business, contributing to more than 92% of our sales revenue in fiscal year 2017. Both segments are retail-based and depend on consumer discretionary spending. As a result, we may be adversely affected if our customers reduce, delay or forego their purchases of our products as a result of continued job losses, bankruptcies, higher consumer debt and interest rates, higher energy and fuel costs, reduced access to credit, falling home prices, lower consumer confidence, uncertainty or changes in tax policies and tax rates and uncertainty due to national or international security concerns. Decreases in sales or online customer traffic will negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products could affect profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

We often place orders for raw materials with our suppliers before our customers’ orders are firm. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demand for our products include:

●	an increase or decrease in consumer demand for our products or for products of our competitors;

●	our failure to accurately predict customer acceptance of new products;

●	new product introductions by competitors;

●	unanticipated changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers;

●	weak economic conditions or consumer confidence, which could reduce demand for discretionary items such as our products; and

●	terrorism or acts of war, or the threat of terrorism or acts of war, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, results of operations, and financial condition. On the other hand, if we underestimate demand for our products, our manufacturing facilities may not be able to produce products to meet customer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and customer relationships. There can be no assurance that we will be able to successfully manage inventory levels to exactly meet future order and reorder requirements.

Expanding our brand into new territories may be difficult and expensive, and if we are unable to successfully expand into these territories as expected, our brand may be adversely affected, and we may not achieve our planned sales growth.

Our growth strategy includes continuous expansion of our brand into new territories in North America, Europe and Asia. Products that we introduce into these new markets may not be successful with the consumers we target. Our brand may also fall out of favor with our current customer base as we expand our products into new markets. In addition, if we are unable to anticipate, identify or react appropriately to evolving consumer preferences, our sporting apparel sales may not grow as fast as we plan or may decline and our brand image may suffer.

Achieving market acceptance for new products will likely require us to exert substantial product development and marketing efforts, which could result in a material increase in selling, general and administrative expenses, both in absolute dollars and as a percentage of revenue. There can be no assurance that we will have the resources necessary to undertake these efforts or that these efforts will sufficiently increase our sporting apparel sales. Material increases in our selling and general and administrative expenses could adversely impact our results of operations.

Changes in the retail industry and markets for consumer products affecting our customers or retail practices could negatively impact existing customer relationships and our results of operations.

While the majority of our products are sold directly to consumers, a portion of our products are sold to resellers and distribution agents. A significant deterioration in the financial condition of these wholesale customers could have a material adverse effect on our sales and profitability. As a result, we periodically monitor and evaluate the credit status of these wholesale customers and attempt to adjust sales terms as appropriate. Despite these efforts, a bankruptcy filing by a key customer could have a material adverse effect on our business, results of operations, and financial condition. We do not monitor the credit status of our retail customers or direct customer database.

Failure to maintain our reputation and brand image could negatively impact our business.

Our brand has received a certain level of recognition in China, North America and Europe. Our success depends on our ability to maintain and enhance our brand image and reputation. We could be adversely affected if our brand is tarnished or receives negative publicity. In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence in us, and reduce long-term demand for our products, even if the regulatory or legal action is unfounded or not material to our operations.

In addition, our success in maintaining, extending and expanding our brand image depends on our ability to adapt to a rapidly changing media and internet environment, including our reliance on online advertising. Negative posts or comments about us on social networking websites could seriously damage our reputation and brand image. If we do not maintain, extend and expand our brand image, our product sales, financial condition or results of operations could be materially and adversely affected.

Our core information technology platform is operated by a third party and any failure in maintenance or security of this platform could have adverse consequences on our business.

Our core information technology platform runs on Oracle’s NetSuite ERP platform. This includes, all customer management (CRM), manufacturing and resource planning (ERP) and e-commerce processes. All application data, and servers and functionality are outside of our direct ownership and control. As a global service provider, Oracle is fully responsible for the maintenance and security of their platform. Additionally, all related customer payment processing is managed by PCI compliant third party processors and payment gateways such as Merchante Solutions, Cybersource, Altapay and Alipay. As such, we do not store any customer data on our computer systems. Should any of those systems become compromised, our business would be adversely affected until remedied.

Failure to adequately protect or enforce our intellectual property rights could adversely affect our business.

We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our “Jakroo®” series trademarks to be among our most valuable assets, and we have registered these trademarks in 19 countries and jurisdictions.

We believe that our trademarks, copyrights and other intellectual property rights are important to our brand, our success and our competitive position. In the future, we may encounter counterfeit reproductions of our products or that otherwise infringe on our intellectual property rights. If we are unsuccessful in challenging a party’s products on the basis of trademark or other intellectual property infringement, continued sales of these products could adversely affect our sales and our brand and result in the shift of consumer preference away from our products.

The actions we take to establish and protect trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violations of proprietary rights.

In addition, the laws of certain foreign countries may not protect or allow enforcement of intellectual property rights to the same extent as the laws of the United States. We may face significant expenses and liabilities in connection with the protection of our intellectual property rights outside the United States, and if we are unable to successfully protect our rights or resolve intellectual property conflicts with others, our business or financial condition may be adversely affected.

Third parties may claim that we are infringing their intellectual property rights, and these claims may be costly to defend, may require us to pay licensing fees, damages, or other amounts, and may prevent, or otherwise impose limitations on the manufacture, distribution or sale of our products.

From time to time, third parties may claim that we are infringing on their intellectual property rights, and we may be found to infringe those intellectual property rights. While we do not believe that any of our products infringe the valid intellectual property rights of third parties, we may be unaware of the intellectual property rights of others that may cover some of our current or planned new products. If we are forced to defend against third party claims, whether or not the claims are resolved in our favor, we could encounter expensive and time consuming litigation which could divert our management and key personnel from business operations. If we are found to be infringing on the intellectual property rights of others, we may be required to pay damages or ongoing royalty payments, or comply with other unfavorable terms. Additionally, if we are found to be infringing on the intellectual property rights of others, we may not be able to obtain license agreements on terms acceptable to us, and this may prevent us from manufacturing, marketing or selling our products. Thus, these third party claims may significantly reduce the sales of our products or increase our cost of goods sold. Any reductions in sales or cost increases could be significant, and could have a material and adverse effect on our business.

Our products are used for inherently risky sports activities and could give rise to product liability or product warranty claims and other loss contingencies, which could affect our earnings and financial condition.

Many of our products are used in applications and situations that involve certain levels of risk of personal injury. As a result, we may be exposed to product liability claims by the nature of the products we produce. Exposure occurs if one of our products is alleged to have resulted in bodily injury or other adverse effects. Any such product liability claim may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product or activities associated with the product, negligence, strict liability, and a breach of warranties. Although we maintain product liability insurance in amounts that we believe are reasonable, there can be no assurance that we will be able to maintain such insurance on acceptable terms, if at all, in the future or that product liability claims will not exceed the amount of insurance coverage. Additionally, we do not maintain product recall insurance. As a result, product recalls or product liability claims could have a material adverse effect on our business, results of operations and financial condition.

As a manufacturer and distributor of consumer products, we are subject to the Consumer Products Safety Act, which empowers the Consumer Products Safety Commission to exclude from the market products that are found to be unsafe or hazardous. Under certain circumstances, the Consumer Products Safety Commission could require us to repurchase or recall one or more of our products. Additionally, laws regulating certain consumer products exist in some cities and states, as well as in other countries in which we sell our products, and more restrictive laws and regulations may be adopted in any of these jurisdictions in the future. Any repurchase or recall of our products could be costly to us and could damage our reputation. If we were required to remove, or we voluntarily removed, our products from the market, our reputation could be tarnished and we might have large quantities of finished products that we could not sell.

We spend substantial resources ensuring compliance with governmental and other applicable standards. However, compliance with these standards does not necessarily prevent individual or class action lawsuits, which can entail significant cost and risk. We do not maintain insurance against many types of claims involving alleged defects in our products that do not involve personal injury or property damage. As a result, these types of claims could have a material adverse effect on our business, results of operations and financial condition.

Our success is dependent on retaining key personnel who would be difficult to replace.

Our success depends largely on the continued services of our key management members. In particular, our success depends on the continued efforts of Mr. Weidong Du, our Chief Executive Officer, President and Director, and Ms. Wei Tan, our Chief Financial Officer and Treasurer, who is also the wife of Mr. Du. Mr. Du and Ms. Tan have been instrumental in developing our business model and are crucial to our business development. There can be no assurance that Mr. Du and Ms. Tan will continue in their present capacities for any particular period of time. The loss of the services of Mr. Du and Ms. Tan could materially and adversely affect our business development. Derek Wiseman, our Chief Operating Officer, also plays a significant role in our business operations, particularly expansion of our customer base in North America and Europe. In addition, we rely on officers and directors of our operating subsidiaries such as Mr. Guichun Liu, Ms. Wen Li, and Mr. Hao Wang, for key aspects of our operations, including sales, product design, manufacturing and quality control. The loss of these key employees would negatively affect our ability to manufacture quality sporting apparel, maintain existing customers, capture new market share and generate sales revenue.

The legal requirements associated with being a public company, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain listing of our common stock.

We may be unable to attract and retain qualified officers and directors necessary to provide for our effective management because of the rules and regulations that govern publicly listed companies, including, but not limited to, certifications by principal executive officers. Currently, our officers do not have extensive experience in operating a U.S. public company. Moreover, the actual and perceived personal risks associated with compliance with the Sarbanes-Oxley Act and other public company requirements may deter qualified individuals from accepting roles as directors and executive officers. At present, we do not maintain an independent board of directors. Further, the requirements for board or committee membership, particularly with respect to an individual’s independence and level of experience in finance and accounting matters, may make it difficult to attract and retain qualified board members going forward. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain the listing of our common stock on any stock exchange (assuming we are able to obtain such listing) could be adversely affected.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

We are required to establish and maintain internal controls over financial reporting, disclosure controls and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the U.S. Securities and Exchange Commission (or the SEC) thereunder. Our senior management, which currently consists of Mr. Weidong Du, Ms. Wei Tan and Mr. Derek Wiseman, cannot guarantee that our internal controls and disclosure procedures will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management’s override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Our compliance with complicated U.S. regulations concerning corporate governance and public disclosure will result in additional expenses. Moreover, our ability to comply with all applicable laws, rules and regulations is uncertain given our management’s relative inexperience with operating U.S. public companies.

As a public company, we will be faced with expensive, complicated and evolving disclosure, governance and compliance laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act and the Dodd–Frank Wall Street Reform and Consumer Protection Act. New or changing laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. As a result, our efforts to comply with evolving laws, regulations and standards of a U.S. public company are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, our officers and directors do not have extensive experience in operating a U.S. public company, which makes our ability to comply with applicable laws, rules and regulations uncertain. Our failure to comply with all laws, rules and regulations applicable to U.S. public companies could subject us or our management to regulatory scrutiny or sanction, which could harm our reputation and stock price.

As an “emerging growth company” under applicable law, we will be subject to lessened disclosure requirements, which could leave our shareholders without information or rights available to shareholders of more mature companies.

For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act), we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	taking advantage of an extension of time to comply with new or revised financial accounting standards;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

We expect to take advantage of these reporting exemptions until we are no longer an “emerging growth company.” Because of these lessened regulatory requirements, our shareholders would be left without information or rights available to shareholders of more mature companies.

Because we have elected to use the extended transition period for complying with new or revised accounting standards for an “emerging growth company,” our financial statements may not be comparable to companies that comply with public company effective dates.

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. Consequently, our financial statements may not be comparable to companies that comply with public company effective dates. As such, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of shares of our common stock.

Risks Related to Our Industry

Intense competition in the sporting goods industry could limit our growth and reduce our profitability.

The sporting goods manufacturing and retail market in general is highly fragmented and intensely competitive. In each of the three geographic areas in which we operate, we compete directly with a number of brand name cycling apparel manufacturers, some of whom are top ranking brands in their respective geographic markets. In particular, we primarily compete with domestic Chinese brands in the China market, including Champion System, Santic, Sobike and CCN, and we compete with top cycling apparel brands in the North America and European markets. Some of our competitors have a large base of direct consumer and reseller accounts, greater financial resources and mature commercial infrastructures. In addition, if our competitors reduce their prices, it may be difficult for us to reach our net sales goals without reducing our prices. As a result of this competitive environment, we may also need to spend more on advertising and promotion than we anticipate. If we are unable to compete effectively, our operating results will suffer.

Seasonal fluctuations in the sales of sporting goods could cause our annual operating results to suffer significantly.

We experience seasonal fluctuations in our net sales and operating results. Summer and fall are the peak selling season of our products during which time we generate more sales revenue. If we miscalculate the demand for our products generally or for our product mix during the peak season, our net sales could decline, resulting in excess inventory, which could harm our financial performance. Because a substantial portion of our operating income is derived from our net sales during the peak season, a shortfall in expected net sales during that time could cause our annual operating results to suffer significantly.

If we fail to anticipate changes in consumer preferences, we may experience lower net sales, higher inventory markdowns and lower margins.

Our products must appeal to a broad range of consumers whose preferences can only be predicted to a certain degree. These preferences are also subject to change. Our success depends upon our ability to anticipate and respond in a timely manner to trends in sporting apparel and accessories in general and cycling apparel in particular. If we fail to identify and respond to these changes, our net sales may decline.

Risks Associated with Our International Operations

Our operations in international markets, and earnings in those markets, may be affected by legal, regulatory, political and economic risks.

Our operations in international markets, and earnings in those markets, may be affected by legal, regulatory, political and economic risks. Our ability to maintain the current level of operations in our existing international markets and to capitalize on growth in existing and new international markets is subject to risks associated with international operations. These include the burdens of complying with a variety of foreign laws and regulations, unexpected changes in regulatory requirements, new tariffs or other barriers to some international markets.

We cannot predict whether quotas, duties, taxes, exchange controls or other restrictions will be imposed by the United States, China, the European Union or other countries upon the import or export of our products in the future, or what effect any of these actions would have on our business, financial condition or results of operations. We cannot predict whether there might be changes in our ability to repatriate earnings or capital from international jurisdictions. Changes in regulatory and geopolitical policies and other factors may adversely affect our business or may require us to modify our current business practices.

Approximately 72% of our sales for the year ended December 31, 2017 were earned in international markets. We are exposed to risks of changes in U.S. policy for companies having business operations outside the United States, which could have a material adverse effect on our business, results of operations and financial condition.

We use foreign suppliers for a significant portion of our raw materials and our manufacturing facility is located in China, which poses risks to our business operations.

Our products are manufactured at our facility in China. Any of the following could materially and adversely affect our ability to produce or deliver our products and, as a result, have a material adverse effect on our business, financial condition and results of operations:

●	political or labor instability in countries where our facilities, contractors, and suppliers are located;

●	political or military conflict, which could cause a delay in the transportation of raw materials and products to us and an increase in transportation costs;

●	heightened terrorism security concerns, which could subject imported or exported goods to additional, more frequent or more lengthy inspections, leading to delays in deliveries or impoundment of goods for extended periods or could result in decreased scrutiny by customs officials for counterfeit goods, leading to lost sales, increased costs for our anti-counterfeiting measures and damage to the reputation of our brands;

●	imposition of regulations and quotas relating to imports and our ability to adjust timely to changes in trade regulations, which, among other things, could limit our ability to produce products in cost-effective countries that have the labor and expertise needed;

●	imposition of duties, taxes and other charges on imports; and

●	imposition or the repeal of laws that affect intellectual property rights.

Our business is subject to foreign, national, state and local laws and regulations for environmental, employment, safety and other matters. The costs of compliance with, or the violation of, such laws and regulations by us could have an adverse effect on our business, results of operations and financial condition.

Numerous governmental agencies in the United States and in other countries in which we have operations, enforce comprehensive national, state, and local laws and regulations on a wide range of environmental, employment, health, safety and other matters. We could be adversely affected by costs of compliance or violations of those laws and regulations. In addition, the costs of raw materials purchased by us from our suppliers could increase due to the costs of compliance by those entities. Further, violations of such laws and regulations could affect the availability of inventory, thereby affecting our net sales.

Changes in foreign, cultural, political, and financial market conditions could impair our international operations and financial performance.

The economies of foreign countries important to our operations, including countries in Asia and Europe, could suffer slower economic growth or economic, social and/or political instability or hyperinflation in the future. International operations, including manufacturing and sales (and the international operations of our customers), are subject to inherent risks which could adversely affect us, including, among other things:

●	protectionist policies restricting or impairing the manufacturing, sales or import and export of our products;

●	new restrictions on access to markets;

●	lack of developed infrastructure;

●	inflation or recession;

●	devaluations or fluctuations in the value of currencies;

●	changes in and the burdens and costs of compliance with a variety of foreign laws and regulations, including tax laws, accounting standards, environmental laws and occupational health and safety laws;

●	social, political or economic instability;

●	acts of war and terrorism;

●	natural disasters or other crises;

●	reduced protection of intellectual property rights in some countries;

●	increases in duties and taxation; and

●	restrictions on transfer of funds and/or exchange of currencies; expropriation of assets; and other adverse changes in policies, including monetary, tax and/or lending policies, relating to foreign investment or foreign trade by our host countries.

Should any of these risks occur, our ability to sell our products or repatriate profits could be impaired and we could experience a loss of sales and profitability from our international operations, which could have a material adverse impact on our business and financial conditions.

Risks Associated With Doing Business in China

Changes in the political and economic policies of the PRC government may materially and adversely affect our business, financial condition and results of operations and may result in our inability to sustain our growth and expansion strategies.

Most of our operations are conducted in the PRC and a significant percentage of our revenue is sourced from the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political and legal developments in the PRC.

The PRC economy differs from the economies of most developed countries in many respects, including the extent of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. Although the PRC government has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets, and the establishment of improved corporate governance in business enterprises, a substantial portion of productive assets in China is still owned by the government. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth by allocating resources, controlling payment of foreign currency-denominated obligations, setting monetary policy, regulating financial services and institutions and providing preferential treatment to particular industries or companies.

While the PRC economy has experienced significant growth in the past three decades, growth has been uneven, both geographically and among various sectors of the economy. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures may benefit the overall PRC economy, but may also have a negative effect on us. Our financial condition and results of operation could be materially and adversely affected by government control over capital investments or changes in tax regulations that are applicable to us. In addition, the PRC government has implemented in the past certain measures, including interest rate increases, to control the pace of economic growth. These measures may cause decreased economic activity, which in turn could lead to a reduction in demand for our services and consequently have a material adverse effect on our businesses, financial condition and results of operations.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the U.S and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries that may affect our economic outlook both in the U.S and in China. Any political or trade controversies between the U.S and China, whether or not directly related to our business, could reduce the price of our common stock.

Future inflation in China may inhibit the profitability of our business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our services and products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China and thereby harm the market for our services and products.

The fluctuation of the Renminbi may have a material adverse effect on your investment.

The exchange rates between the Renminbi and the U.S. dollar and other foreign currencies are affected by, among other things, changes in China’s political and economic conditions. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. dollar, and the Renminbi was permitted to fluctuate within a band against a basket of certain foreign currencies. As a result, the Renminbi appreciated more than 20% against the U.S. dollar over the following three years. However, the People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in Renminbi exchange rates and achieve policy goals. For almost two years after July 2008, the Renminbi traded within a very narrow range against the U.S. dollar, remaining within 1% of its July 2008 high. As a consequence, the Renminbi fluctuated significantly during that period against other freely traded currencies, in tandem with the U.S. dollar. In June 2010, the PRC government announced that it would increase exchange rate flexibility of the Renminbi. However, it remains unclear how this flexibility might be implemented. There remains significant international pressure on the PRC government to adopt a more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

As we rely on dividends and other fees paid to us by our subsidiary and affiliated consolidated entities in China, any significant revaluation of the Renminbi could adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, shares of our common stock in foreign currency terms. To the extent that we need to convert U.S. dollars we received from our financing into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In addition, since our functional and reporting currency is the U.S. dollar while the functional currency of our subsidiary and consolidated affiliated entities in China is Renminbi, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would have a positive or negative effect on our reported financial results, which might not reflect any underlying change in our business, financial condition or results of operations.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

Substantially all of our revenue is denominated in Renminbi. Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entity. Currently, Jakroo (Beijing) Sports Consulting Co., Ltd (“Jakroo Beijing”), our major PRC subsidiary, which is a wholly-foreign owned enterprise, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders, including holders of our common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries and the variable interest entity.

Our subsidiaries and affiliated entities in China are subject to restrictions on making dividends and other payments to us.

We are a holding company, and we rely on dividends and other equity distributions paid by our PRC subsidiary for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and service any debt we may incur. If our PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. In addition, the PRC tax authorities may require Jakroo Beijing to adjust its taxable income under the contractual arrangements it currently has in place with our consolidated variable interest entity in a manner that would materially and adversely affect its ability to pay dividends and other distributions to us.

Under PRC laws and regulations, Jakroo Beijing is a wholly foreign-owned enterprise in China. As such, Jakroo Beijing may pay dividends only out of its accumulated after-tax profits as determined in accordance with PRC accounting standards and regulations. In addition, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds until the aggregate amount of such funds reaches 50% of its registered capital. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

Any limitation on the ability of our PRC subsidiary to pay dividends or make other distributions to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends, or otherwise fund and conduct our business.

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

The PRC legal system is a civil law system based on written statutes. Unlike the common law system, prior court decisions in a civil law system may be cited as reference but have limited precedential value. Since 1979, newly introduced PRC laws and regulations have significantly enhanced the protections available relating to foreign investments in China. Nonetheless, since these laws and regulations are relatively new and the PRC legal system continues to evolve rapidly, the interpretations of such laws and regulations may not always be consistent and enforcement of these laws and regulations involves significant uncertainties, any of which could limit the available legal protections.

In addition, the PRC administrative and judicial authorities have significant discretion in interpreting, implementing or enforcing statutory rules and contractual terms, and it may be more difficult to predict the outcome of administrative and judicial proceedings and the level of legal protection we may enjoy in the PRC than under some more developed legal systems. These uncertainties may affect our decisions on the policies and actions to be taken to comply with PRC laws and regulations, and may affect our ability to enforce our contractual or tort rights. In addition, the regulatory uncertainties may be exploited through unmerited legal actions or threats in an attempt to extract payments or benefits from us. Such uncertainties may therefore increase our operating expenses and costs, and materially and adversely affect our business and results of operations.

Furthermore, the PRC legal system is based in part on government policies and internal rules, some of which are not published on a timely basis or at all, and could have a retroactive effect. As a result, we might not be aware of our violation of any of these policies and rules until sometime after the violation. Such uncertainties, including uncertainty over the scope and effect of our contractual, property (including intellectual property) and procedural rights, and any failure to respond to changes in the regulatory environment in China could adversely affect our business and impede our ability to continue our operations.

The PRC’s legal and judicial system may not adequately protect our business and operations and the rights of foreign investors.

The PRC legal and judicial system may negatively impact foreign investors. In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in the PRC. However, the PRC’s system of laws is not yet comprehensive. The legal and judicial systems in the PRC are still rudimentary and enforcement of existing laws is inconsistent. As a result, it may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. The PRC’s legal system is based on the civil law regime, that is, it is based on written statutes. A decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting the PRC’s political, economic or social life, will not affect the PRC government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

Because our principal assets are located outside of the United States, it may be difficult for you to enforce your rights based on U.S. federal securities laws against us or to enforce a U.S. court judgment against us or our operating subsidiaries in the PRC.

A substantial portion of our operations and assets are located outside of the United States. It may therefore be difficult for investors in the United States to enforce their legal rights against us based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or the PRC and, even if civil judgments are obtained in U.S. courts, it may be difficult to enforce such judgments in PRC courts.

We may be required to obtain prior approval of the China Securities Regulatory Commission (“CSRC”) of the listing and trading of our common stock.

On August 8, 2006, six PRC regulatory authorities, including the CSRC, jointly promulgated the Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the 2006 M&A Rules, which were later amended on June 22, 2009. According to the 2006 M&A Rules, an offshore special purpose vehicle, or SPV, refers to an overseas company controlled directly or indirectly by domestic companies or individuals for purposes of overseas listing of equity interests in domestic companies (defined as enterprises in the PRC other than foreign-invested enterprises). The 2006 M&A Rules require that the overseas listing by the SPV must be approved by the CSRC. However, the applicability of the 2006 M&A Rules with respect to CSRC approval is unclear. Accordingly, the application of the 2006 M&A Rules to the contractual arrangements of our corporate structure, including the VIE structure, remains unclear.

We believe that the 2006 M&A Rules do not require us to obtain prior CSRC approval for the listing and trading of our common stock in the U.S., given that (i) our PRC subsidiary was incorporated as a wholly foreign-owned enterprise by means of direct investment rather than by merger or acquisition by our company of the equity interest or assets of any “domestic company” as defined under the 2006 M&A Rules, and no provision in the 2006 M&A Rules classifies the contractual arrangements between our company, our PRC subsidiary and any of our consolidated affiliated entities as a type of acquisition transaction falling under the 2006 M&A Rules.

Nonetheless, in the event the CSRC subsequently determines that its prior approval is required, we could face regulatory actions or other sanctions from the CSRC or other PRC regulatory agencies. These regulatory agencies could impose fines and penalties on our operations, limit our operating privileges, delay or restrict our sending of the proceeds from our financing outside of China into that jurisdiction, or take other actions that could have an adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our common stock. Consequently, if you engage in market trading or other activities in anticipation of and prior to settlement and delivery, you do so at the risk that such settlement and delivery might not occur.

We cannot predict when the CSRC will promulgate additional rules or other guidance, if at all. Moreover, the implementing rules or guidance, to the extent issued, could fail to resolve current ambiguities under the 2006 M&A Rules. Uncertainties or negative publicity regarding the 2006 M&A Rules could have an adverse effect on the trading price of our common stock.

Certain PRC regulations, including the M&A Rules and national security regulations, may require a complicated review and approval process which could make it more difficult for us to pursue growth through acquisitions in China.

The M&A Rules established additional procedures and requirements that could make merger and acquisition activities in China by foreign investors more time-consuming and complex. For example, the MOFCOM must be notified in the event a foreign investor takes control of a PRC domestic enterprise. In addition, certain acquisitions of domestic companies by offshore companies that are related to or affiliated with the same entities or individuals of the domestic companies, are subject to approval by the MOFCOM. In addition, the Implementing Rules Concerning Security Review on Mergers and Acquisitions by Foreign Investors of Domestic Enterprises, issued by the MOFCOM in August 2011, require that mergers and acquisitions by foreign investors in “any industry with national security concerns” be subject to national security review by the MOFCOM. In addition, any activities attempting to circumvent such review process, including structuring the transaction through a proxy or contractual control arrangement, are strictly prohibited.

There is significant uncertainty regarding the interpretation and implementation of these regulations relating to merger and acquisition activities in China. In addition, complying with these requirements could be time-consuming, and the required notification, review or approval process may materially delay or affect our ability to complete merger and acquisition transactions in China. As a result, our ability to seek growth through acquisitions may be materially and adversely affected.

In addition, if the MOFCOM determines that we should have obtained its approval for our entry into contractual arrangements with our affiliated entities, we may be required to file for remedial approvals. There is no assurance that we would be able to obtain such approval from the MOFCOM. We may also be subject to administrative fines or penalties by the MOFCOM that may require us to limit our business operations in the PRC, delay or restrict the conversion and remittance of our funds in foreign currencies into the PRC or take other actions that could have a material and adverse effect on our business, financial condition and results of operations.

PRC regulation of loans and direct investment by offshore holding companies to PRC entities may delay or prevent us from making loans or additional capital contributions to our PRC subsidiary and affiliated entities, which could harm our liquidity and our ability to fund and expand our business.

We are an offshore holding company conducting our operations in China through our PRC subsidiary. We may make loans to our PRC subsidiary and PRC consolidated VIE subject to the approval from governmental authorities and limitations in loan size, or we may make additional capital contributions to our PRC subsidiary.

Any loans to our PRC subsidiary, which is treated as a foreign-invested enterprise under PRC law, are subject to PRC regulations and foreign exchange loan registrations. For example, loans by us to our PRC subsidiary to finance its activities cannot exceed statutory limits and must be registered with the local counterpart of the State Administration of Foreign Exchange, or SAFE. The statutory limit for the total amount of foreign debts of a foreign-invested company is the difference between the amount of total investment as approved by the Ministry of Commerce or its local counterpart and the amount of registered capital of such foreign-invested company. We may also decide to finance our PRC subsidiary by means of capital contributions. Our capital contributions to our PRC subsidiary must be approved by the Ministry of Commerce or its local counterpart. We cannot assure you that we will be able to complete the necessary registration or obtain the necessary approval on a timely basis, or at all. If we fail to complete the necessary registration or obtain the necessary approval, our ability to make loans or equity contributions to our PRC subsidiary may be negatively affected, which could adversely affect our PRC subsidiary’s liquidity and its ability to fund its working capital and expansion projects and meet its obligations and commitments.

On August 29, 2008, SAFE promulgated the Circular on the Relevant Operating Issues Concerning the Improvement of the Administration of the Payment and Settlement of Foreign Currency Capital of Foreign-Invested Enterprises, or SAFE Circular 142, regulating the conversion by a foreign-invested enterprise of foreign currency registered capital into RMB by restricting how the converted RMB may be used. SAFE Circular 142 provides that the RMB capital converted from foreign currency registered capital of a foreign-invested enterprise may only be used for purposes within the business scope approved by the applicable governmental authority and may not be used for equity investments within the PRC unless otherwise provided by law. In addition, SAFE strengthened its oversight of the flow and use of the RMB capital converted from foreign currency registered capital of a foreign-invested company. The use of such RMB capital may not be altered without SAFE approval, and such RMB capital may not in any case be used to repay RMB loans if the proceeds of such loans have not been used. Violations of SAFE Circular 142 could result in severe monetary or other penalties. On July 4, 2014, SAFE issued the Circular of the SAFE on Relevant Issues Concerning the Pilot Reform in Certain Areas of the Administrative Method of the Conversion of Foreign Exchange Funds by Foreign-invested Enterprises, or SAFE Circular 36, which launched the pilot administration reform regarding conversion of foreign currency registered capitals of foreign-invested enterprises in 16 pilot areas. According to SAFE Circular 36, some of the restrictions under SAFE Circular 142 will not apply to the settlement of the foreign exchange capitals of an ordinary foreign-invested enterprise in the pilot areas, and such foreign-invested enterprise is permitted to use Renminbi converted from its foreign-currency registered capital to make equity investments in the PRC within and in accordance with the authorized business scope of such foreign-invested enterprises, subject to certain registration and settlement procedure as set forth in SAFE Circular 36. As this circular is relatively new, there remains uncertainty as to its interpretation and application and any other future foreign exchange related rules. On March 30, 2015, SAFE promulgated the Circular on Reforming the Management Approach regarding the Settlement of Foreign Exchange Capital of Foreign-invested Enterprises, or SAFE Circular 19, to expand the reform nationwide. SAFE Circular 19 came into force and replaced both SAFE Circular 142 and SAFE Circular 36 on June 1, 2015. However, SAFE Circular 19 continues to prohibit a foreign-invested enterprise from, among other things, using RMB funds converted from its foreign exchange capitals for expenditure beyond its authorized business scope, providing entrusted loans or repaying loans between non-financial enterprises. Violations of these Circulars could result in severe monetary or other penalties. These circulars may significantly limit our ability to use RMB converted from the net proceeds of financing activities outside of China to fund the establishment of new entities in China by our PRC subsidiary, to invest in or acquire any other PRC companies through our PRC subsidiary, or to establish new consolidated VIEs in the PRC.

In light of the various requirements imposed by PRC regulations on loans to, and direct investment in, PRC entities by offshore holding companies, we cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future loans by us to our PRC subsidiary or PRC consolidated VIE or with respect to future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to use the proceeds from financing outside of the PRC and to capitalize or otherwise fund our PRC operations may be negatively affected, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

A failure by the beneficial owners of our shares who are PRC residents to comply with certain PRC foreign exchange regulations could restrict our ability to distribute profits, restrict our overseas and cross-border investment activities and subject us to liability under PRC law.

On July 4, 2014, SAFE promulgated the Circular on Relevant Issues Relating to Domestic Resident’s Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or SAFE Circular 37, which replaced the former Notice on Relevant Issues Concerning Foreign Exchange Administration for PRC Residents to Engage in Financing and Inbound Investment via Overseas Special Purpose Vehicles (generally known as SAFE Circular 75) promulgated by SAFE on October 21, 2005. On February 13, 2015, SAFE further promulgated the Circular on Further Simplifying and Improving the Administration of Foreign Exchange Concerning Direct Investment, or SAFE Circular 13, which took effect on June 1, 2015. This SAFE Circular 13 has amended SAFE Circular 37 by requiring PRC residents or entities to register with qualified banks rather than SAFE or its local branch in connection with their establishment or control of an offshore entity established for the purpose of overseas investment or financing.

These SAFE circulars require PRC residents to register with qualified banks in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests being deemed a “special purpose vehicle” pursuant to SAFE Circular 37. These circulars further require amendment to the registration in the event of any significant changes with respect to the special purpose vehicle, such as an increase or decrease of capital contributed by PRC residents, share transfer or exchange, merger, division or other material events. In the event that a PRC resident holding interests in a special purpose vehicle fails to complete the required SAFE registration, the PRC subsidiary of that special purpose vehicle may be prohibited from making profit distributions to the offshore parent and from carrying out subsequent cross-border foreign exchange activities, and the special purpose vehicle may be restricted in its ability to contribute additional capital into its PRC subsidiary. Furthermore, failure to comply with the various SAFE registration requirements described above could result in liability under PRC law for evasion of foreign exchange controls.

Mr. Weidong Du, Ms. Wei Tan, Mr. Guichun Liu, Ms. Wen Li and Mr. Hao Wang, who directly or indirectly hold our shares and who are known to us as being PRC residents, have completed the initial SAFE foreign exchange registrations to reflect our corporate restructuring. However, we may not at all times be fully aware or informed of the identities of all our shareholders or beneficial owners who are required to make such registrations, and we may not always be able to compel them to comply with all relevant foreign exchange regulations. As a result, we cannot assure you that all of our shareholders or beneficial owners who are PRC residents will at all times comply with, or in the future make or obtain any applicable registrations or approvals required by all relevant foreign exchange regulations. The failure or inability of such individuals to comply with the registration procedures set forth in these regulations may subject us to fines or legal sanctions, restrictions on our cross-border investment activities or our PRC subsidiary’s ability to distribute dividends to, or obtain foreign-exchange-dominated loans from, our company, or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and their interpretation and implementation has been constantly evolving, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We cannot predict how these regulations will affect our business operations or future strategy. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations.

You may face difficulties in protecting your interests and exercising your rights as our stockholder since we conduct the bulk of our operations in China and other foreign locations.

We conduct the bulk of our operations in China through Rider Beijing, our consolidated VIE in China. Because of this factor, it may be difficult for you to conduct due diligence on our company and business, our executive officers or director and attend stockholders meetings if the meetings are held in China. As a result, our public stockholders may have more difficulty in protecting their interests through actions against our management, our director or major stockholders than would stockholders of a corporation doing business entirely or predominantly within the United States.

The enforcement of the PRC Labor Contract Law in the PRC may adversely affect our business and our results of operations.

The PRC Labor Contract Law became effective and was implemented on January 1, 2008, which was amended on December 28, 2012. It has reinforced the protection of employees who, under the PRC Labor Contract Law, have the right, among others, to have written labor contracts, to enter into labor contracts with no fixed terms under certain circumstances or to receive overtime wages. Further, it requires certain terminations be based on the mandatory requirement age. In the event we decide to significantly change or decrease our workforce, the Labor Contract Law could adversely affect our ability to enact such changes in a manner that is most advantageous to our business or in a timely and cost-effective manner, thus materially and adversely affecting our financial condition and results of operations.

As a result of these laws and regulations designed to enhance labor protection, we expect our labor costs will continue to increase. In addition, as the interpretation and implementation of these laws and regulations are still evolving, our employment practice may not at all times be deemed in compliance with the new laws and regulations. If we are subject to severe penalties or incur significant liabilities in connection with labor disputes or investigations, our business and results of operations may be adversely affected.

Any failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, replacing earlier rules promulgated in March 2007. Pursuant to these rules, PRC citizens and non-PRC citizens who reside in China for a continuous period of not less than one year who participate in any stock incentive plan of an overseas publicly listed company, subject to a few exceptions, are required to register with SAFE through a domestic qualified agent, which could be the PRC subsidiary of such overseas listed company, and complete certain other procedures. In addition, an overseas entrusted institution must be retained to handle matters in connection with the exercise or sale of stock options and the purchase or sale of shares and interests. We and our executive officers and other employees who are PRC citizens or who have resided in the PRC for a continuous period of not less than one year and who are granted options or other awards under our equity incentive plan will be subject to these regulations when we become a U.S. listed company. Failure to complete the SAFE registrations may subject them to fines and legal sanctions and may also limit our ability to contribute additional capital into our PRC subsidiary and limit our PRC subsidiary’ ability to distribute dividends to us. We also face regulatory uncertainties that could restrict our ability to adopt additional incentive plans for our directors, executive officers and employees under PRC law.

We may be treated as a resident enterprise for PRC tax purposes under the PRC Enterprise Income Tax Law, and we may therefore be subject to PRC income tax on our global income.

Under the PRC Enterprise Income Tax Law and its implementing rules, enterprises established under the laws of jurisdictions outside of China with “de facto management bodies” located in China may be considered PRC tax resident enterprises for tax purposes and may be subject to the PRC enterprise income tax at the rate of 25% on their global income. “De facto management body” refers to a managing body that exercises substantive and overall management and control over the production and business, personnel, accounting books and assets of an enterprise. The State Administration of Taxation issued the Notice Regarding the Determination of Chinese-Controlled Offshore-Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, on April 22, 2009. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Although Circular 82 only applies to offshore enterprises controlled by PRC enterprises, not those controlled by foreign enterprises or individuals, the determining criteria set forth in Circular 82 may reflect the State Administration of Taxation’s general position on how the “de facto management body” test should be applied in determining the tax resident status of offshore enterprises, regardless of whether they are controlled by PRC enterprises. If we were to be considered a PRC resident enterprise, we would be subject to PRC enterprise income tax at the rate of 25% on our global income. In such case, our profitability and cash flow may be materially reduced as a result of our global income being taxed under the Enterprise Income Tax Law.

We believe that none of our entities outside of China is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that the Company or any of our subsidiaries outside of China is a PRC resident enterprise for PRC enterprise income tax purposes, then the Company or such subsidiary could be subject to PRC tax at a rate of 25% on its world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations. Furthermore, if the PRC tax authorities determine that we are a PRC resident enterprise for enterprise income tax purposes, gains realized on the sale or other disposition of our securities may be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. It is unclear whether non-PRC stockholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our securities.

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in China owned by non-Chinese companies.

On February 3, 2015, the State Administration of Taxation issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, which replaced or supplemented previous rules under the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698, issued by the State Administration of Taxation, on December 10, 2009. Pursuant to this Bulletin, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such an indirect transfer may be subject to PRC enterprise income tax. According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immoveable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have a real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immoveable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Where the payer fails to withhold any or withholds insufficient tax, the transferor shall declare and pay such tax to the tax authority by itself within the statutory time limit. Late payment of applicable tax will subject the transferor to default interest. Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

There is uncertainty as to the application of Bulletin 7, or previous rules under Circular 698. As Bulletin 7 was recently promulgated, it is not clear how it will be implemented. Bulletin 7 may be determined by the tax authorities to be applicable to our offshore restructuring transactions or sale of the shares of our offshore subsidiaries where non-resident enterprises, being the transferors, were involved. Furthermore, we, our non-resident enterprises and PRC subsidiaries may be required to spend valuable resources to comply with Bulletin 7 or to establish that we and our non-resident enterprises should not be taxed under Bulletin 7, for our previous and future restructuring or disposal of shares of our offshore subsidiaries, which may have a material adverse effect on our financial condition and results of operations.

Enhanced scrutiny over acquisition transactions by the PRC tax authorities may have a negative impact on potential acquisitions we may pursue in the future.

The PRC tax authorities have enhanced their scrutiny over the direct or indirect transfer of certain taxable assets, including, in particular, equity interests in a PRC resident enterprise, by a non-resident enterprise by promulgating and implementing SAT Circular 59 and Circular 698, which became effective in January 2008, and a Circular 7 in replacement of some of the existing rules in Circular 698, which became effective in February 2015.

Under Circular 698, where a non-resident enterprise conducts an “indirect transfer” by transferring the equity interests of a PRC “resident enterprise” indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC tax at a rate of up to 10%. Circular 698 also provides that, where a non-PRC resident enterprise transfers its equity interests in a PRC resident enterprise to its related parties at a price lower than the fair market value, the relevant tax authority has the power to make a reasonable adjustment to the taxable income of the transaction.

In February 2015, the SAT issued Circular 7 to replace the rules relating to indirect transfers in Circular 698. Circular 7 has introduced a new tax regime that is significantly different from that under Circular 698. Circular 7 extends its tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Circular 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Circular 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may disregard the existence of the overseas holding company if it lacks a reasonable commercial purpose and was established for the purpose of reducing, avoiding or deferring PRC tax. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of 10% for the transfer of equity interests in a PRC resident enterprise.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59 or Circular 698 and Circular 7, and may be required to expend valuable resources to comply with Circular 59, Circular 698 and Circular 7 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698 and Circular 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC Enterprise Income Tax Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698 and Circular 7, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

Risks Relating to Our Corporate Structure

Our corporate structure and, in particular, our variable interest entity contracts (the “VIE Contractual Agreements”) are subject to significant risks, as set forth in the following risk factors.

We depend upon the VIE Contractual Agreements in conducting our business in the PRC, which may not be as effective as direct ownership.

Although a substantial majority of our revenue has historically been generated by our PRC subsidiaries, we have relied and expect to continue to rely on contractual arrangements with Rider Beijing and its shareholders to operate our business. Such contractual arrangements include: (i) an Exclusive Technical Consulting and Service Agreement; (ii) an Exclusive Call Option Agreement; (iii) a Business Operation Agreement; (iv) an Equity Pledge Agreement; and (v) Powers of Attorney granted by each of Rider Beijing’s shareholders. These contractual arrangements may not be as effective as direct ownership in providing us with control over our VIE.

If we had direct ownership of Rider Beijing, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Rider Beijing, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, we rely on the performance by our VIE and its shareholders of their obligations under the contracts to exercise control over our VIE. However, the shareholders of our VIE may not act in the best interests of our company or may not perform their obligations under these contracts. Such risks exist throughout the period in which we intend to operate our business through the contractual arrangements with our VIE. We may replace the shareholders of our VIE at any time pursuant to our contractual arrangements with it and its shareholders. However, if any dispute relating to these contracts or the replacement of the shareholders remains unresolved, we will have to enforce our rights under these contracts through the operations of PRC law and courts and therefore will be subject to uncertainties in the PRC legal system. Therefore, our contractual arrangements with our VIE may not be as effective in ensuring our control over the relevant portion of our business operations as direct ownership would be.

Contractual arrangements entered into by our subsidiary and our PRC operating affiliate may be subject to scrutiny by the PRC tax authorities. Such scrutiny may lead to additional tax liability and fines, which would hinder our ability to achieve or maintain profitability.

Under PRC laws and regulations, transactions between related parties should be conducted on an arm’s-length basis and may be subject to audit or challenge by the PRC tax authorities. We could face material adverse tax consequences if the PRC tax authorities determine that the contractual arrangements among our subsidiary in the PRC, our affiliated entities and the shareholder of Rider Beijing are not conducted on an arm’s-length basis and adjust the income of our affiliated entities through the transfer pricing adjustment. A transfer pricing adjustment could, among other things, result in, for PRC tax purposes, increased tax liabilities of our affiliated entities. In addition, the PRC tax authorities may require us to disgorge our prior tax benefits, and require us to pay additional taxes for prior tax years and impose late payment fees and other penalties on our affiliated entities for underpayment of prior taxes. We cannot assure you that such penalties will not be imposed on us in the future. Our net income may be harmed if the tax liabilities of our affiliated entities materially increase or if they are found to be subject to additional tax obligations, late payment fees or other penalties.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. In addition, changes in such PRC laws and regulations may materially and adversely affect our business.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, and the enforcement and performance of our contractual arrangements with Rider Beijing and its shareholders. Although the primary business of Rider Beijing is not within the category in which foreign investment is currently restricted or prohibited, the uncertainty of PRC regulations and governmental policies affecting foreign ownership may result in us being required to hold (or, conversely, being prohibited from holding), directly or indirectly, a given percentage of Rider Beijing’s equity interests. Our contractual arrangements with Rider Beijing and its shareholders, which allow us to substantially control Rider Beijing through Jakroo (Beijing) Sports Consulting Co., Ltd, are governed by Chinese law. We cannot assure you, however, that we will be able to enforce these contracts. If we are unable to enforce these contracts, we could be required to deconsolidate Rider Beijing and its subsidiaries from our financial results.

In addition, Chinese laws and regulations limiting foreign ownership of domestic companies are relatively new and may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Although we believe we comply and will continue to comply with current PRC regulations, we cannot assure you that the PRC government would agree that these operating arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If the PRC government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business.

Substantial uncertainties exist with respect to the enactment timetable and final content of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

The Ministry of Commerce published a discussion draft of the proposed Foreign Investment Law in January 2015 (the “Draft FIL”) aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The Draft FIL embodies an expected PRC regulatory trend to conform its foreign investment regulatory regime to prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The Ministry of Commerce is currently soliciting comments on this draft and substantial uncertainties exist with respect to its enactment timetable, final content, interpretation and implementation.

Among other things, the Draft FIL expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company is considered a foreign-invested enterprise, or an FIE. The Draft FIL specifically provides that entities established in China but “controlled” by foreign investors will be treated as FIEs, whereas an entity set up in a foreign jurisdiction would nonetheless be, upon market entry clearance, treated as a PRC domestic investor provided that the entity is “controlled” by PRC entities and/or citizens. Once an entity is determined to be an FIE, it will be subject to the foreign investment restrictions or prohibitions set forth in the “negative list,” which will be separately issued by the State Council at some later date. Unless the underlying business of the FIE falls within the negative list, which calls for market entry clearance, prior approval from the government authorities as mandated by the existing foreign investment legal regime would no longer be required for establishment of the FIE. Under the Draft FIL, VIEs that are controlled via contractual arrangement would also be deemed as FIEs if they are ultimately “controlled” by foreign investors. Therefore, for any companies with a VIE structure in an industry category that is on the “negative list” the VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC companies or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, the VIEs will be treated as FIEs and any operation in the industry category on the “negative list” without market entry clearance may be considered as illegal.

The provision of designing, manufacturing and direct sale services of customized technical endurance apparel for the cycling, triathlon, running and Nordic skiing markets, which we conduct through our VIE, is currently encouraged in foreign investment as set forth in the Catalogue of Industries for Guiding Foreign Investment, or the Catalogue, issued by the National Development and Reform Commission and the Ministry of Commerce in 2015. The Draft FIL, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations in many aspects.

The draft Foreign Investment Law has not taken a position on what actions will be taken with respect to the companies currently employing a VIE structure, whether or not these companies are controlled by Chinese parties, while it is soliciting comments from the public on this point. In addition, it is uncertain whether the categorization of our industry will change. If the enacted version of the Foreign Investment Law and the final Catalog mandate further actions, such as MOC market entry clearance or certain restructuring of our corporate structure and operations, to be completed by companies with existing VIE structure like us, there may be substantial uncertainties as to whether we can complete these actions in a timely manner, or at all, and our business and financial condition may be materially and adversely affected.

The draft Foreign Investment Law, if enacted as proposed, may also materially impact our corporate governance practice and increase our compliance costs. For instance, the draft Foreign Investment Law imposes stringent ad hoc and periodic information reporting requirements on foreign investors and the applicable FIEs. Aside from an investment implementation report and an investment amendment report that are required for each investment and alteration of investment specifics, an annual report is mandatory, and large foreign investors meeting certain criteria are required to report on a quarterly basis. Any company found to be non-compliant with these information reporting obligations may potentially be subject to fines and/or administrative or criminal liabilities, and the persons directly responsible may be subject to criminal liabilities.

If any of our affiliated entities becomes the subject of a bankruptcy or liquidation proceeding, we may lose the ability to use and enjoy the assets held by such entity, which could materially and adversely affect our business, financial condition and results of operations.

We currently conduct our operations in China through contractual arrangements with our affiliated entities. As part of these arrangements, a substantial portion of our assets that are important to the operation of our business are held by our affiliated entities. If any of these entities goes bankrupt and all or part of their assets become subject to liens or rights of third-party creditors, we may be unable to continue some or all of our business activities, which could materially and adversely affect our business, financial condition and results of operations. If any of our affiliated entities undergoes a voluntary or involuntary liquidation proceeding, its equity owner or unrelated third-party creditors may claim rights relating to some or all of these assets, which would hinder our ability to operate our business and could materially and adversely affect our business, our ability to generate revenue and the market price of our common stock.

Any failure by our consolidated variable interest entity or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

If our consolidated variable interest entity or its shareholders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief, and claiming damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of Rider Beijing were to refuse to transfer their equity interest in Rider Beijing to us or our designee if we exercise the purchase option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal actions to compel them to perform their contractual obligations.

All the agreements under our contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration in China. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a consolidated variable interest entity should be interpreted or enforced under PRC law. There remain significant uncertainties regarding the ultimate outcome of such arbitration should legal action become necessary. In addition, under PRC laws, rulings by arbitrators are final and parties cannot appeal arbitration results in court unless such rulings are revoked or determined unenforceable by a competent court. If the losing parties fail to carry out the arbitration awards within a prescribed time limit, the prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would require additional expense and delay. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our consolidated variable interest entity, and our ability to conduct our business may be negatively affected.

If the PRC government deems that the contractual arrangements in relation to our consolidated variable interest entity do not comply with applicable PRC laws and regulations, or if these regulations or the interpretation of existing regulations change in the future, we could be subject to severe penalties or be forced to relinquish our interests in those operations.

Details of the VIE Agreements are set out under the caption “Corporate History and Structure – VIE Agreements” above. There are risks involved with the operation of our business in reliance on the VIE Agreements, including the risk that the VIE Agreements may be determined by PRC regulators or courts to be unenforceable. Our PRC counsel has provided a legal opinion that the VIE Agreements are binding and enforceable under PRC law, but has further advised that if the VIE Agreements were for any reason determined to be in breach of any existing or future PRC laws or regulations, the relevant regulatory authorities would have broad discretion in dealing with such breach, including:

●	Imposing economic penalties;

●	Discontinuing or restricting our operations;

●	Imposing conditions or requirements of the VIE Agreements with which we may not be able to comply;

●	Requiring our company to restructure the relevant ownership structure or operations;

●	Taking other regulatory or enforcement actions that could adversely affect our company’s business; and

●	Revoking the business licenses and/or the licenses or certificates of Rider Sportsfashion and/or other VIE Agreements.

Any of these actions could adversely affect our ability to manage, operate and gain the financial benefits of Rider Sportsfashion, which would have a material adverse effect on our business, financial condition and results of operations.

The shareholders of our consolidated variable interest entity may have potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The equity interests of Rider Beijing are held by Mr. Weidong Du, Ms. Wei Tan, Mr. Guichun Liu, Ms. Wen Li and Mr. Hao Wang. Their interests in Rider Beijing may differ from the interests of our company as a whole. These shareholders may breach, or cause our consolidated variable interest entity to breach, the existing contractual arrangements we have with them and our consolidated variable interest entity, which would have a material adverse effect on our ability to effectively control our consolidated variable interest entity and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with Rider Beijing to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor.

Currently, we do not have any arrangements to address potential conflicts of interest between these shareholders and our company, except that we could exercise our purchase option under the exclusive call option agreement with these shareholders to request them to transfer all of their equity interests in Rider Beijing to a PRC entity or individual designated by us, to the extent permitted by PRC laws. If we cannot resolve any conflict of interest or dispute between us and the shareholders of Rider Beijing, we would have to rely on legal proceedings, which could result in the disruption of our business and subject us to substantial uncertainty as to the outcome of any such legal proceedings.

Risks Relating to Our Common Stock

Our majority stockholders will control our company for the foreseeable future, including the outcome of matters requiring shareholder approval.

Mr. Weidong Du, our Chief Executive Officer, President and director and Ms. Wei Tan, our Chief Financial Officer, Treasurer and director, have over 83% beneficial ownership of our company, through Kustellar LLC, which is beneficially owned by Mr. Du and Ms. Tan. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

No public market for our common stock currently exists, and an active trading market may not ever develop or be sustained.

An investment in our company will likely require a long-term commitment, with no certainty of return. We have applied for quotation of our common stock on the OTC Market. Even if our common stock is quoted on the OTC Market (of which there are no assurances), there is no guarantee that there will be any trading in our common stock. In addition, there is a risk that we will not be able to have our stock listed or quoted on a more established market, and even if we are able to do so (of which no assurance can be given), we cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;
●	market visibility for shares of our common stock may be limited; and
●	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

We may require additional funding in order to progress our business in the future. If we are unable to raise additional capital, we could be forced to delay, reduce or eliminate portions of our business.

There is a risk that we may require an additional infusion of funds in the future to maintain and grow our business. In the event we were to experience an economic recession or a slow growth period, such an event could adversely affect our business, liquidity and future growth. In addition, should we experience instability in or a tightening of the capital markets, such an event could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may need to raise funding in the future to maintain and grow our business. There can be no assurance that we will be able to raise sufficient capital on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be adversely affected to a significant extent.

If we raise additional capital by issuing equity securities, the percentage and/or economic ownership of our existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. We may also issue equity securities that provide for rights, preferences and privileges senior to those of our common stock.

Debt financing, if obtained, may involve agreements that include liens on our assets, covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, increases in our expenses and requirements that our assets be provided as a security for such debt. Debt financing would also be required to be repaid regardless of our operating results.

Funding from any source may be unavailable to us on acceptable terms, or at all. If we do not have sufficient capital to fund our operations and expenses, our business opportunities could be substantially diminished.

Assuming we can find market makers to establish quotations for our common stock, and assuming all applicable approvals are obtained, we expect that our common stock will be quoted on the OTC Market. This market is a relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than any tier of the NASDAQ or the New York Stock Exchange. No assurances can be given that our common stock, even if quoted on such markets, will ever trade on such markets, much less a senior market like NASDAQ or the New York Stock Exchange. In this event, there would be a highly illiquid market for our common stock and you may be unable to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTC Market, in which case it might be listed on OTC Pink, which is even more illiquid than the OTC Market.

The lack of an active market impairs your ability to sell your shares of our common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares of our common stock. An inactive market may also impair our ability to raise capital to continue to fund operations by selling shares of our common stock and may impair our ability to expand our operations through acquisitions by using our shares as consideration.

Even if our common stock becomes publicly-traded and an active trading market develops, the market price for our common stock may be volatile.

Even if our securities become publicly-traded and even if an active market for our common stock develops, of which no assurance can be given, the market price for our common stock may be volatile and subject to wide fluctuations due to factors such as:

●	the perception of U.S. investors and regulators of U.S. listed Chinese companies;

●	actual or anticipated fluctuations in our quarterly operating results;

●	changes in financial estimates by securities research analysts;

●	negative publicity, studies or reports;

●	our capability to match and compete with technology innovations in the industry;

●	changes in the economic performance or market valuations of other companies in the same industry;

●	announcements by us or our competitors of acquisitions, strategic partnerships, joint ventures or capital commitments;

●	addition or departure of key personnel;

●	fluctuations of exchange rates between RMB and the U.S. Dollar; and

●	general economic or political conditions in or influencing China.

In addition, the securities market has from time to time experienced significant price and volume fluctuations that are not related to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our common stock may be thinly traded and you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Assuming our common stock begins trading over-the-counter, our common stock may be “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Broad or active public trading market for our common stock may not develop or be sustained.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which we plan to have quoted for trading on the OTC Market, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended. Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market or, even if so, has a price of less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

FINRA sales practice requirements may also limit your ability to buy and sell shares of our common stock, which could depress the price of shares of our common stock.

FINRA rules require broker-dealers to have reasonable grounds for believing that an investment is suitable for a customer before recommending that investment to the customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status and investment objectives, among other things. Under interpretations of these rules, FINRA believes that there is a high probability such speculative low-priced securities will not be suitable for at least some customers. Thus, FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell shares of our common stock, have an adverse effect on the market for shares of our common stock, and thereby depress price of our common stock.

You may face significant restrictions on the resale of your shares of our common stock due to state “blue sky” laws.

Each state has its own securities laws, often called “blue sky” laws, which (1) limit sales of securities to a state’s residents unless the securities are registered in that state or qualify for an exemption from registration, and (2) govern the reporting requirements for broker-dealers doing business directly or indirectly in the state. Before a security is sold in a state, there must be a registration in place to cover the transaction, or it must be exempt from registration. The applicable broker-dealer must also be registered in that state.

We do not know whether our securities will be registered or exempt from registration under the laws of any state. A determination regarding registration will be made by those broker-dealers, if any, who agree to serve as market makers for our common stock. We have not yet applied to have our securities registered in any state. There may be significant state blue sky law restrictions on the ability of investors to sell, and on purchasers to buy, our securities. You should therefore consider the resale market for our common stock to be limited, as you may be unable to resell your shares without the significant expense of state registration or qualification.

Potential future sales under Rule 144 may depress the market price for the common stock.

In general, under SEC Rule 144, a person who has satisfied a minimum holding period of between six months to one-year, as well as meeting any other applicable requirements of Rule 144, may thereafter sell such shares publicly. Therefore, the possible sale of unregistered shares may, in the future, have a depressive effect on the price of our common stock in the over-the-counter market.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock may have, when compared to seasoned issuers, significant price volatility and we expect that our share price may continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We are not likely to pay cash dividends in the foreseeable future.

We currently intend to retain any future earnings for use in the operation and expansion of our business. Accordingly, we do not expect to pay any cash dividends in the foreseeable future, but will review this policy as circumstances dictate. Should we determine to pay dividends in the future, our ability to do so will depend upon the receipt of dividends or other payments from Rider Beijing. Rider Beijing may, from time to time, be subject to restrictions on its ability to make distributions to us, including restrictions on the conversion of RMB into U.S. dollars or other hard currency and other regulatory restrictions.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Description of Property.

Our corporate headquarters are located in Pleasanton, California, where we own and operate 6,500 square feet of office space. In addition, we lease the following properties:

●	Jakroo Canada Inc. (Leased): 2323 Quebec Street, Unit 222, Vancouver, Canada, V5T4S7

●	Jakroo GmbH. (Leased): Hintere Achmuhlerstrasse, 16850 Dornbirn, Austria

●	Rider Sportsfashion Ltd (Leased): Room 509, Building C Topbox, No 69 Beichen West Street, Beijing 100029

●	Rider Sportsfashion (Langfang) Limited (Leased): Da Dong Guan Duan, South Chang Tan Road, Da Chang, Lang Fang, Hebei Province, China

Our production facilities are a newly built, 64,000 sq. ft. factory located on the border of Beijing and Hebei Province. The facility has an annual capacity to produce 500,000 jerseys. The lease on this property expires in December 2026.

Item 3.	Legal Proceedings.

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

Other than the proceeding disclosed herein, we are currently not subject to any material legal proceedings. However, we may from time to time become a party to various legal proceedings arising in the ordinary course of business.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is not currently listed for any stock exchange or any inter-dealer quotation system.

As of March 30, 2018, we had approximately 67 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2017 with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column

Equity compensation plans approved by security holders (1)	3,972,000	$0.18	0

(1)	The 2016 Equity Incentive Plan was adopted by the Board of Directors and approved by a majority of our stockholders on January 5, 2017.

Item 6.	Selected Financial Data.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We specialize in the design, manufacture and direct sale of customized technical endurance apparel for the cycling, triathlon, running and Nordic skiing markets across Asia, Europe and North America. Our made-to-order, just-in-time (“JIT”) process vertically integrates design, sales and distribution of sporting apparel products.

Our global sporting apparel business is currently comprised of three core business units: inline retail, which consists of products produced and sold as part of a collection (“Inline Retail”), OEM contract manufacturing (“OEM”) and custom order retail (“Custom Order Retail”). Our Inline Retail, OEM and Customer Order Retail businesses currently account for 18%, 8% and 74%, respectively, of our sales revenue for the year ended December 31, 2017, comparing with 21%, 12%, and 67% for the year ended December 31, 2016.

The two primary sales channels for our Inline Retail and Custom Order Retail business are direct sale and wholesale. Direct sale currently generates 84% of our worldwide sales revenues (75% for the year ended December 31, 2016). Under the direct sale model, we sell our products directly to end users through our Jakroo e-commerce platform. The Jakroo platform allows customers to easily log onto our platform, complete their designs and place purchase orders. Wholesale currently represents 16% of our revenue for the year ended December 31, 2017 (25% for the year ended December 31, 2016). We act as both retailer and wholesaler of our products through our e-commerce platform as well as through large online retailers such as TMALL in China. Sales through both channels are executed with payments made directly to us online prior to the production and shipment of products.

In order to target customers in major markets, we have established sales offices in China, the United States, Canada and Austria that provide sales, marketing and customer service support to our regional markets. In the first quarter of 2017, to accommodate the expansion of our sales and design teams, we purchased a 6,361 square foot office centrally located in Pleasanton, California. In August 2017, to facilitate our growth across German-speaking Europe, we relocated our office to Dornbirn, Austria, which is in close proximity to Germany and Switzerland. Since Dornbirn is the largest city in the region, we have greater access to direct consumers, corporate clients as well as a greater recruiting pool of technical talent. In the fourth quarter of 2017, we expanded our Canadian operations, doubling our office space to 1,580 square foot, and established our international product research and development team. We currently lease a 64,000 square foot manufacturing facility at the border of Beijing and Hebei province in China. The facility has annual capacity to produce 500,000 jerseys and manufactures all of our products. As of the date of the report, we have approximately 182 employees worldwide.

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

Cost of revenues consist primarily of fabrics, other raw materials, overhead, manufacturing costs, inbound raw material freight and outbound duty and freight costs required to make our products floor-ready to customer specifications.

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

Results of Operations

Year ended December 31, 2017 compared to year ended December 31, 2016

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	December 31
	2017	2016

Revenues	$9,470,585	$9,354,365
Cost of revenues	4,024,722	4,210,708
Gross profit	5,445,863	5,143,657
Selling, general and administrative expense	5,477,053	4,570,603
Interest expense (income), net	32,162	(6,271)
Income/(loss) before income taxes	(63,352)	579,325
Income tax expense	159,534	186,310
Net income/(loss)	$(222,886)	$393,015

As a percentage of net revenues	December 31
	2017	2016

Revenues	100.00%	100.00%
Cost of revenues	42.50	45.01
Gross profit	57.50	54.99
Selling, general and administrative expense	58.17	48.79
Interest expense (income), net	0.34	(0.07)
Income /(loss) before income taxes	(0.67)	6.19
Income tax expense	1.68	1.99
Net income/(loss)	(2.35)%	4.20%

Revenues

Revenues increased slightly by 1.24% to $9.47 million in 2017 from $9.35 million in 2016. Revenues by business units are summarized below:

	December 31
	2017	2016	$ Change	% Change
OEM	$749,718	$1,113,009	$(363,291)	(32.64)%
INLINE	1,751,125	1,941,157	(190,032)	(9.79)%
CUSTOM ORDERS	6,969,742	6,300,199	669,543	10.63%
Total Revenues	$9,470,585	$9,354,365	$116,220	1.24%

The increase in net sales was primarily driven by the increase in our Custom Orders sales As we continue to shift our capacity from OEM, a lower margin business unit to Custom Orders, a higher margin business unit.

Gross profit

Gross profit slightly increased in 2017 compared to 2016. Gross profit as a percentage of net revenues, or gross margin, increased by 2.51% to 57.5% in 2017 compared to 54.99% in 2016. The increase in gross margin percentage was primarily due to the increase in sales of made to custom products, which have higher gross margins than our Inline collection and OEM sales.

Cost of Revenues

Cost of revenues for our products includes the expenses incurred from our purchase of raw materials, direct labor fees and manufacturing overhead.

For 2017, our total cost of revenues amounted to approximately $4.02 million or approximately 42.5% of total revenues, as compared to approximately $4.21 million or approximately 45% of total revenues for 2016. The decrease in cost of revenue as a percentage of total revenue was primarily due to the drop of OEM and Inline volume and the increase of Custom Order Retail sales which has a higher gross margin.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.95 million to $5.51 million in 2017 from $4.56 million in 2016. As a percentage of net revenues, selling, general and administrative expenses increased to 58.17% in 2017 from 48.79% in 2016. These changes were primarily attributable to the following:

●	With the effectiveness of our 2016 Equity Incentive Plan, we recorded approximately $168,000 share based amortization expense in 2017;
●	In 2017, we relocated our US office to the newly purchase property and incurred various expenses, including interest, depreciation, tax, compensation for the rental contract termination, and others, totaled approximately $203,000.
●	The professional fees incurred in connection with stock market listing was approximately $153,000 less in 2017 compared to 2016.
●	As we continued to invest in our sales office in the U.S., Europe, Canada, and China, the associated operation expense increased by $627,000. Moreover, we invested $655,000 for adverting, promotion, and sponsorship in 2017, including sponsoring the UnitedHeathcare Pro Cycling Team, as compared $585,000 in 2016.

Provision for income taxes

Provision for income taxes decreased approximately $26,000 to approximately $160,000 in 2017 from approximately $186,000 in 2016. The decrease was the net effect of approximately $74,000 increase in income tax for foreign operations, approximately $58,000 decrease in income tax for U.S. operation and the income tax credit of approximately $42,000 recorded for our U.S. operation.

Other Comprehensive Income (loss)/Foreign Currency Translation Adjustment

Other comprehensive income (loss)/foreign currency translation adjustment changed approximately $414,000 to an income of approximately $197,000 in 2017 from a loss of approximately $217,000 in 2016. These changes were primarily attributable to the decrease in the US Dollar to RMB exchange rate in 2017 as compared to 2016.

Segment Results of Operation

The net revenues and operating income associated with our segments are summarized in the following tables.

Year Ended December 31, 2017 compared to December 31, 2016

Revenues by segment are summarized below:

	Year Ended December 31
	2017	2016	$ Change	% Change
North America	$6,512,530	$5,952,328	$560,202	9.41%
China	2,623,422	3,233,005	(609,583)	(18.85)%
Europe	334,633	169,032	165,601	97.97%
Total revenues	$9,470,585	$9,354,365	$116,220	1.24%

Net revenues in our North America operating segment increased $0.56 million to $6.51 million in 2017 from $5.95 million in 2016. It was primarily due to the increase of revenue of our Custom Order Retail business. Net revenues in China decreased $610,000 to $2.62 million in 2017 from $3.23 million in 2016. This decrease was primarily due to a decrease of revenue from our OEM business in China. It is our strategy to shift our capacity from OEM with lower margin to higher margin business unit, Custom Orders. Revenue generated from the European market shows an increase of $166,000 to $335,000 in 2017 from $169,000 in 2016. We expect that revenue generated from sales in the European market will continue to rise in future.

Income (loss) before income taxes by segment is summarized below:

	Year Ended December 31
	2017	2016	$ Change	% Change
North America	$(125,571)	$158,844	$(284,415)	(179.05)%
China	209,546	572,461	(362,915)	(63.40)%
Europe	(147,327)	(151,980)	4,653	(3.06)%
Total Income before income taxes	$(63,352)	$579,325	$(642,677)	(110.94)%

Our North America operating segment experienced a decrease of operating income of $284,000 to a operating loss of $125,600 in 2017 from $159,000 in 2016. The decrease was primarily due to the following:

●	Our gross profit for this segment increased $593,000 in 2017 compared to 2016, due to the increase of revenue and higher gross margin in such period.
●	We recorded $38,000 depreciation cost of the newly purchase office building.
●	We recorded $168,000 share based compensation for the option granted to employees and independent directors under the 2016 Equity Incentive Plan.
●	We expanded our sales team in North America.
●	We increased marketing and promotional expenses.

Our China operating segment shows a decrease of $363,000 from $572,000 in 2016 to $209,000 in 2017. The decrease was primarily due to the following:

●	We continued to reduce our OEM orders and Inline orders in connection with the implementation of our business strategy.
●	We recorded $47,000 inventory mark down for aged products and raw materials.

The loss of Our Europe business segment incurred in 2017 was $4,600 less as compared to 2016. The increase of revenue period over period resulted less loss occurred in 2017 compared to 2016.

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

We believe that our cash, cash equivalents on hand and cash from operations are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Although we believe that we have adequate sources of liquidity over the long term, an economic recession, a slow growth period, decrease in demand for our products, or the need for liquidity to engage in strategic opportunities could adversely affect our business and liquidity or increase our need for liquidity. If and when needed, no assurances can be given that funding will be available to us on acceptable terms, if at all. In addition, instability in or a tightening of the capital markets could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

	Year Ended December 31
	2017	2016

Net cash provided by (used in):
Operating activities	$9,790	$685,208
Investing activities	(2,664,101)	(96,894)
Financing activities	2,087,264	117,363
Effect of exchange rate changes on cash and cash equivalents	140,020	(163,854)
Net increase (decrease) in cash and cash equivalents	$(427,027)	$541,823

Operating Activities

Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. Adjustments to net income for non-cash items included depreciation and amortization, share based compensation, inventory markdown, defer tax, and gain/(loss) on disposals of property and equipment. In addition, operating cash flows included the effect of changes in operating assets and liabilities, principally inventories, accounts receivable, income taxes payable, prepaid expenses and other assets, accounts payable, advance from customers, and accrued expenses.

Cash flows provided by operating activities decreased $675,000 to $9,800 in 2017 from $685,000 in 2016. The decrease in cash from operating activities was due to decreased net cash flows from operating assets and liabilities of $239,000, and a decrease in net income of $616,000, partially offset by adjustments to net income/(loss) for non-cash items, which increased $179,000 in 2017 compared to 2016.

Investing Activities

Cash used in investing activities increased $2.57 million to $2.66 million in 2017 from $97,000 in 2016, primarily due to a purchase of land and building of $2.7 million in the U.S. in 2017. We received the repayment of a loan from an officer in the amount $74,000 in 2017.

Total capital expenditure was $2.7 million and $97,000 in 2017 and 2016, respectively.

Financing Activities

Financing activities consisted primarily of cash provided through loans from or cash repayment to related parties, including our shareholders, officers and a company owned by our Chief Financial Officer, and a mortgage loan of $2 million for the purchase of land and building in the U.S. and repayment of the mortgage. We also received cash of $164,936 from issuances of common stock in 2017.

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

Significant Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosures of contingent assets and liabilities. Actual results could be significantly different from these estimates. We believe the following discussion addresses the critical accounting policies that are necessary to understand and evaluate our reported financial results.

Our significant accounting policies are described in Note 2 of our audited consolidated financial statements. The SEC suggests companies provide additional disclosure on those accounting policies considered most critical. The SEC considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgments and estimates on the part of management in its application. Our estimates are often based on complex judgments, probabilities and assumptions that management believes to be reasonable, but that are inherently uncertain and unpredictable. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

Recognition of Revenues

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectability is probable and no other significant obligations of ours exist. Revenue is generally recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities. Payments received before all relevant criteria for revenue recognition are satisfied are recorded as customer deposits, which is recorded as a liability until revenue is recognized.

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expenses in the period in which such a determination was made. As of December 31, 2017 and 2016, the allowance for doubtful accounts was nil.

Inventories

Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value. We determine cost by applying the weighted average method. We periodically review inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although we believe that the assumptions we use to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing whether deferred tax assets are realizable requires significant judgment. We consider all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent we believe it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against our deferred tax assets, which increase income tax expense in the period when such a determination is made.

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. We recognize accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of income.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable, inventory mark down allowance, estimated useful life and residual value of property, plant and equipment, impairment of long-lived assets, provision for staff benefits, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Certain estimates, including evaluating the collectability of receivables and the fair market value of inventory, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Stock Based Compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options; the expense is recognized over the service period for awards expected to vest. Share-based payments to consultants, service providers and other non-employees are accounted for under in accordance with ASC Topic 718, ASC Topic 505, “Equity Payments to Non-Employees” or other applicable authoritative guidance. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. We are currently evaluating the effects of the adoption of ASU 2016-02 on our consolidated financial statements.

In May 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients”. The update is to address certain issues identified by the FASB/IASB Joint Transition Resource Group for Revenue Recognition (TRG) in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, the Board decided to add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1) the potential for diversity in practice at initial application and 2) the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments to the recognition and measurement provisions of Topic 606 also affect entities with transactions included within the scope of Topic 610, Other Income. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on our financial statements, as tour treatment of the relevant affected items within its consolidated statement of cash flows is consistent with the requirements of this guidance.

In December 2017, the SEC released Staff Accounting Bulletin No. 118 (the “Bulletin”), which provides accounting guidance regarding accounting for income taxes for the reporting period that includes the enactment of the Tax Act. The Bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonably estimated, no effect will be recorded.

The SEC has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information is needed in order to complete the accounting requirements. The measurement period shall not exceed one year from enactment.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance is not expected to have a material impact on our Consolidated Financial Statements and related disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.

Our Financial Statements and Notes thereto and the report of Paritz & Company, P.A., our independent registered public accounting firm, are set forth beginning on page F-1 of this Report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2017, such disclosure controls and procedures were effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Our Chief Executive Officer and Chief Financial Officer have concluded that, based on their evaluation as of the end of the period covered by this Report, our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2017. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2017.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of the date of this report are as follows:

Name	Age	Position
Weidong (Wayne) Du	49	Chief Executive Officer, President and Chairman of Board
Wei Tan (1)	47	Chief Financial Officer, Treasurer and Director
Derek Wiseman(3)	53	Chief Operating Officer, Secretary and Director
Steven Schuster (1)(2)(3)	63	Independent Director
Merry Tang (1)(2)(3)	57	Independent Director

(1) Member of the audit committee

(2) Member of the compensation committee

(3) Member of nominating and corporate governance committee

Weidong (Wayne) Du

Wayne Du is co-founder of our Company and has been serving as our Chief Executive Officer, President and director of our Board since its inception. Mr. Du’s primary responsibilities include defining our global marketing, sales and finance strategies, establishing company-wide policies and overall management. As one of the pioneer entrepreneurs in the Chinese cycling apparel industry, Mr. Du has more than 20 years of experience in the endurance apparel industry. Mr. Du founded our first operating entity, Rider Beijing, in 2003 and has been leading the global expansion of our Company to various regions of Asia and the world since then. Mr. Du has served as the Managing Director of Rider Canada and Rider Austria since their inceptions and the Chief Executive Officer of Rider US since June 2008. Mr. Du holds a Bachelor of Economics degree from Zhongnan University of Finance and Economics in China. In considering Mr. Du’s eligibility to serve on the Board, the Board considered Mr. Du’s leadership, extensive experience in the sporting apparel industry and familiarity with our business.

Wei Tan

Wei Tan is co-founder of our Company and currently serving as our Chief Financial Officer, Treasurer and director of our Board. As one of our founders, Ms. Tan has served in various accounting and finance managerial positions at our operating subsidiaries since the founding of our subsidiary, Rider Beijing, in 2003. She has served as the Financial Director of Rider US since June 2013, where she manages its accounting and budgets and also developed its financial monitoring and reporting systems. Ms. Tan holds a Bachelor of Economics degree from Zhongnan University of Finance and Economics in China. In considering Ms. Tan’s eligibility to serve on the Board, the Board considered Ms. Tan’s leadership, extensive accounting and financial control background, as well as experience in the sporting apparel industry.

Derek Wiseman

Derek Wiseman is the Secretary and Chief Operating Officer of our Company and a director of our Board. Mr. Wiseman has also taken various executive positions at our operating subsidiaries. He has served as the Chief Operating Officer of Rider US since June 2010. As Chief Operating Officer of Rider US, Mr. Wiseman oversees all operational and technology infrastructure for the organization including talent acquisition, provides programmatic leadership and input for all strategic plan implementation and scoping out the next level of information technology and financial systems to support the growth of specific programs and the organization overall. Mr. Wiseman has served as the Managing Director of Rider Canada and Rider Austria since 2014 and 2015, respectively. At Rider Canada and Rider Austria, Mr. Wiseman manages the forecasting, budgeting and financial planning of these subsidiaries. Mr. Wiseman holds a Bachelor’s degree in Theological Studies from Briecrest College & Seminary. In considering Mr. Wiseman’s eligibility to serve on the Board, the Board considered his deep understanding of the Company’s business operations, experience in the sporting apparel industry and experience in managing operations in multiple countries and geographic areas.

Steven W. Schuster

Steven W. Schuster has been serving as an independent director of the Company since August 2017. Mr. Schuster has been engaged in the practice of corporate and securities law for over 35 years. He has been a partner at McLaughlin & Stern LLP, a New York City based law firm, since 1995 and is currently serving as Chair of the firm’s Corporate and Securities department and Chair of the firm’s China Practice. Mr. Schuster previously served as an independent director of Tower Group, Inc., a Nasdaq listed insurance company from 1996 to 2014 and an independent director of Resonant Software Inc., a private company in the software industry from 2010 to 2017. Mr. Schuster received his B.A. from Harvard University in 1976 and his J.D. from New York University in 1980. In considering Mr. Schuster’s eligibility to serve on the Board, the Board considered his prior directorship at public companies, background in corporate governance and extensive experience working with multinational companies in a wide range of industries.

Merry Tang

Merry Tang, CPA and MA, has been serving as an independent director of the Company since August 2017. She is currently a principal of GTZY CPA Group, LLC, a PCAOB registered accounting firm, providing accounting, auditing, taxation, and business consulting services. Prior to forming GZTY CPA Group, LLC, Ms. Tang served as a managing director at GTA International, LLC and partner at Tang & Company, PC — both U.S.-based consulting and CPA firms offering services in risk assessment, audit engagements and Sarbanes-Oxley related documentation to leading banks, financial service providers and telecommunications firms from 2006 to 2008. She also served as a senior auditor in PricewaterhouseCoopers, LLC from 2004 to 2006. Ms. Tang has served on the board of directors of other public companies as an independent director. She has been an independent director of the Ever-glory International Group, Inc., a retailer of branded fashion apparel and a leading global apparel supply chain solution provider since August 2011, and an independent director of China Sunergy Co., Ltd., a specialized manufacturer of solar cell and module products in China since June 2008. Ms. Tang graduated from the Central University of Economics and Finance, Beijing, China with a Bachelor Degree in Finance and Banking in 1983 and a Master’s Degree in Finance in 1986. She also received her Master’s Degree in Accounting from the State University of New York at Albany in 1993. In considering Ms. Tang’s eligibility to serve on the Board, the Board considered Ms. Tang’s extensive accounting and financial control background, experience in risk management as well as directorship at public companies.

Family Relationship

Mr. Weidong (Wayne) Du, our Chief Executive Officer and director, is the husband of Ms. Wei Tan, our Chief Financial Officer and Treasurer. Mr. Du and Ms. Tan are the principal shareholders of the Company through their entity Kustellar LLC.

Director Letter Agreement

We have entered into a letter agreement (the “Letter Agreement”) with each of Mr. Steven Schuster and Ms. Merry Tang. Pursuant to the Letter Agreement, each of Mr. Schuster and Ms. Tang will be entitled to a cash compensation of $12,000 per year, payable quarterly, and an incentive stock option to purchase 240,000 shares of our common stock at a purchase price of $0.25 per share. The option vests immediately upon grant and will be exercisable for a period of five years on a cashless exercise basis starting from six months from the date of grant.

Board Committees and Director Independence

Our Board has determined that our directors Steven Schuster and Merry Tang are independent under applicable SEC rules. Our Board has established three standing committees — Audit, Compensation, and Nominating and Corporate Governance committees. We intend to adopt a charter for each of these committees prior to our common stock being quoted on the QTC Market.

Audit Committee

Our board of directors has an Audit Committee, composed of Messrs. Schuster, Tang, and Tan. Mr. Schuster and Ms. Tang are independent directors and Ms. Tan is a non-independent director. Ms. Tang serves as chairman of the committee. The board of directors has determined that Ms. Tang is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Our Audit Committee oversees our corporate accounting, financial reporting practices and the audits of financial statements. The Audit Committee:

●	evaluates the independence and performance of, and assesses the qualifications of, our independent auditor and engages such independent auditor;

●	approves the plan and fees for the annual audit, quarterly reviews, tax and other audit-related services and approves in advance any non-audit service and fees therefor to be provided by the independent auditor;

●	monitors the independence of the independent auditor and the rotation of partners of the independent auditor on our engagement team as required by law;

●	reviews the financial statements to be included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and reviews with management and the independent auditors the results of the annual audit and reviews of our quarterly financial statements;

●	oversees all aspects of our systems of internal accounting and financial reporting control and corporate governance functions on behalf of the board; and

●	provides oversight assistance in connection with legal, ethical and risk management compliance programs established by management and the board, including compliance with requirements of Sarbanes-Oxley and makes recommendations to the board of directors regarding corporate governance issues and policy decisions.

We will adopt an Audit Committee charter prior to being quoted on the OTC Market which will be reviewed annually.

Compensation Committee

Our board of directors has a Compensation Committee composed of Messrs. Schuster and Tang, each of whom are independent directors. Mr. Schuster serves as the chairman of the committee. Our Compensation Committee reviews or recommends the compensation arrangements for our management and employees and also assists the board of directors in reviewing and approving matters such as company benefit and insurance plans, including monitoring the performance thereof.

We will adopt a Compensation Committee charter prior to being quoted on the OTC Market, which will be reviewed annually.

Nominating and Corporate Governance Committee

Our board of directors has a Nominating and Corporate Governance Committee composed of Messrs. Schuster, Tang and Wiseman. Mr. Schuster and Ms. Tang are independent directors and Mr. Wiseman is a non-independent director. Mr. Wiseman serves as the chairman of the committee. The Nominating and Corporate Governance Committee is charged with the responsibility of reviewing our corporate governance policies and with proposing potential director nominees to the board of directors for consideration. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders.

We will adopt a Nominating and Corporate Governance Committee charter prior to being quoted on the OTC Market, which will be reviewed annually.

Code of Business Conduct and Ethics and Insider Trading Policy

We have not adopted a code of business conduct and ethics or an insider trading policy but plan to adopt such policies as we further develop our business and improve our corporate governance.

Compensation Committee Interlocks and Insider Participation

Other than our subsidiaries, our officers and directors do not currently serve, or in the past year has not served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers serving on our Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of copies of Section 16(a) reports and representations received by us from reporting persons, and without conducting any independent investigation of our own, in fiscal year 2017, all Forms 3, 4 and 5 were timely filed with the SEC by such reporting persons.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2017 and 2016. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2017.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Weidong (Wayne) Du Chief Executive Officer,	2016	128,816	34,334	-	-	-	-	1,846	164,996
President, and Director(1)	2017	146,447	33,006	-	-	-	-	5,150	184,603

Wei Tan Chief Financial Officer, Treasurer and	2016	59,627	7,498	-	-	-	-	-	67,125
Director(2)	2017	62,990	10,470	-	-	-	-	360	73,820

Derek Wiseman Chief Operating Officer,	2016	130,676	34,334	-	-	-	-	11,592	176,603
Secretary and Director (3)	2017	125,140	23,075	-	41,825	-	-	18,888	208,928

(1)	Consists of Mr. Du’s compensation from Jakroo Inc.’s operating subsidiaries, Rider US and Rider Beijing.
(2)	Consists of Ms. Tan’s compensation from Jakroo Inc.’s operating subsidiaries, Rider US and Rider Beijing.
(3)	Consists of Mr. Wiseman’s compensation from Jakroo Inc.’s operating subsidiary, Rider US.

Employment Agreements and Potential Payments upon Termination

As of the date of this report, we have no employment agreements with our executive officers, although we intend to adopt formal written employment agreements with our executive officers in the near future.

2016 Equity Inventive Plan

On January 5, 2017, our Board of Directors and a majority of the holders of our then outstanding shares of common stock adopted the Jakroo Inc. 2016 Equity Incentive Plan (the “2016 Plan”), which sets forth the terms for the grant of stock awards to our employees. There are currently 3,972,000 shares of common stock reserved for issuance under the 2016 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance
Equity compensation plans approved by security holders	3,972,000	$0.18	0
Total	3,972,000	$0.18	0

The purpose our 2016 Plan is to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial achievements. The 2016 Plan will be administered by a committee or, in the absence of a committee, by the full Board of Directors which may determine, among other things, (a) the terms and conditions of any option or stock purchase rights granted, including the exercise price and the vesting schedule, (b) the persons who are to receive options and stock purchase rights and (c) the number of shares subject to each option and stock purchase right. The 2016 Equity Incentive Plan provides for the grant of (i) “incentive” options (qualified under Section 422 of the Internal Revenue Code of 1986, as amended) to employees of our Company and (ii) non-qualified options to directors and consultants of our Company.

In connection with the administration of our 2016 Equity Incentive Plan, our Board of Directors, or the relevant committee, will:

●	determine which employees and other persons will be granted awards under our 2016 Plan;

●	grant the awards to those selected to participate;

●	determine the exercise price for options; and

●	prescribe any limitations, restrictions and conditions placed upon any awards, including vesting conditions of awards.

The 2016 Plan provides that in the event of a change of control event, the Board of Directors will have the discretion to determine whether and to what extent to accelerate vesting, exercise or payment of an award.

In addition, our Board of Directors may amend the 2016 Plan at any time. However, without stockholder approval, our 2016 Plan may not be amended in a manner that would:

●	increase the number of shares available for issuance under the 2016 Plan;

●	materially modify the requirements for eligibility for participation in the 2016 Plan;

●	materially increase the benefits to participants provided by our 2016 Plan; or

●	otherwise disqualify our 2016 Plan for coverage under Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

Awards previously granted under our 2016 Plan may not be impaired or affected by any amendment of our 2016 Plan, without the consent of the affected grantees.

Outstanding Equity Awards at December 31, 2017 and December 31, 2016

The following table sets forth information concerning outstanding stock options for each named executive officer and director as of December 31, 2017.

Name	Option Awards
	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Weidong (Wayne) Du	-	-	-	-	-
Wei Tan	-	-	-	-	-
Derek Wiseman	327,375	982,125	-	0.16	01/04/2027
Steven Schuster	240,000	-	-	0.25	08/15/2022
Merry Tang	240,000	-	-	0.25	08/15/2022

As our 2016 Plan was not adopted until January 2017, there were no awards outstanding as of December 31, 2016.

Option Exercises and Stock Vested

There were no options exercised by the executive officers or directors during the years ended December 31, 2017 and 2016.

Pension Benefits

None of our employees participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us. Our Compensation Committee may elect to adopt qualified or non-qualified benefit plans in the future if it determines that doing so is in our company’s best interest.

Non-Qualified Deferred Compensation

None of our employees participate in or have account balances in non-qualified defined contribution plans or other non-qualified deferred compensation plans maintained by us. Our Compensation Committee may elect to provide our officers and other employees with non-qualified defined contribution or other non-qualified compensation benefits in the future if it determines that doing so is in our company’s best interest.

Compensation of Directors

The following table sets forth all compensation paid to our Board members during the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Weidong (Wayne) Du	—	—	—	—	—	—	—
Wei Tan	—	—	—	—	—	—	—
Derek Wiseman	—	—	—	—	—	—	—
Steven Schuster	$4,500	—	$28,255	—	—	—	$32,755
Merry Tang	$4,500		$28,255	—	—	—	$32,755

None of our directors has received any compensation for their services as a director of the Company or any of our subsidiaries or VIE entities for the fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the ownership of the our common stock as of the date of this report with respect to: (i) each person known to us to be the beneficial owner of more than five percent of our common stock; (ii) all directors; (iii) all named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has voting or investment power with respect to such shares. Shares of common stock subject to options or warrants that are exercisable as of the date of this report or are exercisable within 60 days of such date are deemed to be outstanding and to be beneficially owned by the person holding such options for the purpose of calculating the percentage ownership of such person but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person.

Name and Address of beneficial owner (1)	Amount and nature of beneficial ownership of Common Stock (2)	Percentage of outstanding Common Stock (3)
Weidong (Wayne) Du (4)	25,899,000	82.7%
Wei Tan (4)	25,899,000	82.7%
Derek Wiseman (5)	357,375	1.1%
Steven Schuster (7)	240,000	*
Merry Tang (8)	240,000	*
All directors and executive officers as a group (5 persons)	26,736,375	85.4%

Other 5% Stockholders
Kustellar LLC (6)	25,899,000	82.7%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 5906 Stone Ridge Mall Road, Pleasanton, CA 94588.
(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)	The percentage of class is based on 31,288,650 shares of common stock issued and outstanding as of the date of this report.
(4)	Mr. Du and Ms. Tan are husband and wife. Their shares are held by Kustellar LLC, a California limited liability company of which Mr. Du and Ms. Tan jointly own 100% of the equity interests.
(5)	Consists of 30,000 shares of common stock and options to purchase 327,375 shares of common stock which were awarded to Mr. Wiseman under the Jakroo Inc. 2016 Equity Incentive Plan.
(6)	Mr. Du and Ms. Tan jointly own 100% of the equity interests of Kustellar LLC. Mr. Du is the sole manager of Kustellar LLC and has voting and dispositive power over the shares held by Kustellar LLC.
(7)	Mr. Schuster has been granted an incentive stock option to purchase 240,000 shares of common stock, which is exercisable until August 2022.
(8)	Ms. Tang has been granted an incentive stock option to purchase 240,000 shares of common stock, which is exercisable until August 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Below are descriptions of all transactions since January 1, 2016, or which are currently being proposed, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Accounting Consulting Services Provided by Kustellar LLC

Beginning in 2016, Kustellar LLC (“Kustellar”), one of our shareholders and an entity co-owned by Mr. Du and Ms. Tan, began providing accounting consulting services to the Company. Kustellar LLC billed the Company $11,555 and $46,682 for the services provided and the Company paid $31,928 and $26,309 for the years ended December 31, 2017 and 2016, respectively. The balance due to Kustellar LLC was $nil and $20,373, respectively, as of December 31, 2017 and 2016.

Payable to Related Parties and Loan to Officer

During the years ended December 31, 2017 and 2016, certain officers and stockholders of the Company paid business expenses on behalf of the company. As of December 31, 2017 and 2016, the balances payable to our officers and stockholders were $nil and $17,299, respectively.

An entity controlled by the Company through the VIE Agreements leased office space from Ms. Tan in China for approximately $3,000 per month during the years ending December 31, 2017 and 2016. The lease expires on May 14, 2018, as extended. Rent expense incurred to Ms. Wei Tan was approximately $36,000 for each of the years ended December 31, 2017 and 2016.

On June 5, 2015, the Company signed a loan agreement with an officer of the Company, to advance $75,000 at an annual interest rate of 2.5% with payment of a minimum of $200 per month and due on May 31, 2017. The loan receivable was paid in full in April 2017.

Accounting Consulting Services Provided by Wei Tan Accounting Sole Prop

Wei Tan Accounting Sole Prop. (“WTASP”), a sole proprietorship owned by our Chief Financial Officer and principal shareholder Wei Tan, has provided accounting consulting services to our operating entities in 2016 and 2015. WTASP billed the Company $90,883 and $nil for the years ended December 31, 2015 and 2016, respectively, and the company paid $51,090 and $77,533, respectively, for the same periods. The balance due to WTASP as of December 31, 2015 and 2016 was $77,553 and $nil, repsecitvely. Wei Tan is the wife of Weidong Du, our Chief Executive Officer and President.

Policy on Related Party Transactions

We currently do not have a company policy on related party transactions. In addition, none of the related party transactions disclosed above were approved by our Board. We plan to adopt a policy on related party transactions in the near term as we further develop our business and improve our corporate governance.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Paritz & Company, P.A. for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2017 and 2016 totaled $71,855 and $77,137, respectively.

Audit-Related Fees. Audit-related services consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed by Paritz & Company, P.A for audit-related services rendered during the last two fiscal years.

Tax Fees. Tax services consist of fees for the preparation of federal and state tax returns. There were no fees billed by Paritz & Company, P.A for tax services rendered during the last two fiscal years.

All Other Fees. None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this Report.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
3.3	Certificate of Amendment to Articles of Incorporation (1)
10.1	Business Operation Agreement, dated December 15, 2016, by and among Jakroo (Beijing) Sports Consulting Co., Ltd., Rider Sportsfashion Limited and Shareholders of Rider Sportsfashion Limited (1)
10.2	Equity Pledge Agreement, dated December 15, 2016, by and among Jakroo (Beijing) Sports Consulting Co., Ltd., Rider Sportsfashion Limited and Shareholders of Rider Sportsfashion Limited (1)
10.3	Exclusive Call Option Agreement, dated December 15, 2016, by and among Jakroo (Beijing) Sports Consulting Co., Ltd., Rider Sportsfashion Limited and Shareholders of Rider Sportsfashion Limited (1)
10.4	Exclusive Technical Consulting and Service Agreement, dated December 15, 2016, by and between Jakroo (Beijing) Sports Consulting Co., Ltd., Rider Sportsfashion Limited (1)
10.5	Form of Power of Attorney (1)
10.6	Form of Custom Processing Framework Agreement (1)
10.7	Form of OEM Cooperation Agreement (1)
10.8	Tmall Sales Authorization Agreement, dated January 22, 2016, by and between First Branch of Rider Sportsfashion Limited and Hangzhou Fengxue Outdoor Products Co., Ltd. (1)
10.9	Agency Agreement, dated April 22, 2016, by and between Rider Sportsfashion Limited and Wuchang Longqi Bicycle Operation Department. (1)
10.10	Sales Contract, dated October 17, 2014, by and between Rider Sportsfashion Limited and Beijing Fortuna Digital Graphics Co., Ltd. (1)
10. 11	Lease Agreement, dated February 25, 2014, by and between Hongzhang Zhao and Rider Sportsfashion Limited. (1)
10.12	Lease Agreement, dated October 18, 2016, by and between Sonxiang Zhou and Rider Sportsfashion Limited. (1)
10.13	Jakroo Inc. 2016 Equity Incentive Plan. (1)
10.14	Subscription Agreement, dated April 25, 2016, by and between the Company and Kustellar LLC. (1)
10.15	Subscription Agreement, dated April 22, 2016, by and between the Company and Custom Apparel Limited. (1)
10.16	Share Purchase Agreement, dated May 30, 2016, by and among Jakroo Inc., Kurstellar LLC, Custom Apparel Limited, Rider Sportsfashion Limited, the founders of Rider Sportsfashion Limited and London Financial Group Ltd. (1)
10.17	Supplemental Agreement, dated November 18, 2016, by and among Jakroo Inc., Kurstellar LLC, Custom Apparel Limited, Rider Sportsfashion Limited, the founders of Rider Sportsfashion Limited and London Financial Group Ltd. (1)
10.18	Form of Subscription Agreement in connection with the January 2017 Regulation D offering. (1)
10.19	Form of Subscription Agreement in connection with January 2017 Regulation S offering. (1)
21.1	Subsidiaries of the Registrant (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *#

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

+	Confidential treatment has been granted for certain portions of this exhibit pursuant to 17 C.F.R. Sections 200.8(b)(4) and 240.24b-2.

#	A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

(1)	Previously filed with Form S-1, dated April 21, 2017.

Item 16.	Form 10-K Summary

We have elected not to include a summary pursuant to this Item 16.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKROO INC.

Date: April 2, 2018	By:	/s/ Weidong (Wayne) Du
	Name:	Weidong (Wayne) Du
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Wei Tan
	Name:	Wei Tan
	Title:	Chief Financial Officer and Treasurer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Weidong (Wayne) Du	Chief Executive Officer, President	April 2, 2018
Weidong (Wayne) Du	and Chairman of Board

/s/ Wei Tan	Chief Financial Officer, Treasurer and Director	April 2, 2018
Wei Tan

/s/ Derek Wiseman	Chief Operating Officer, Secretary and Director	April 2, 2018
Derek Wiseman

/s/ Steven Schuster	Director	April 2, 2018
Steven Schuster

/s/ Merry Tang	Director	April 2, 2018
Merry Tang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Jakroo Inc.

5906 Stoneridge Mall Road

Pleasanton, CA 94588

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Jakroo Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2015.

Hackensack, NJ

April 2, 2018

Jakroo Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$2,350,930	$2,777,957
Accounts receivable	53,026	44,213
Inventories	1,549,996	1,492,485
Prepaid expenses and other current assets	452,715	332,612
Loan to officer	-	74,198
Total current assets	4,406,667	4,721,465
Property and equipment, net	2,854,802	231,072
TOTAL ASSETS	$7,261,469	$4,952,537
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$245,396	$367,015
Due to related parties	-	37,672
Advance from customers	653,305	538,240
Mortgage payable – Short Term	69,898	-
Other current liabilities	296,723	212,039
Total current liabilities	1,265,322	1,154,966
Mortgage payable	1,891,019	-
Total liabilities	3,156,341	1,154,966

Stockholders’ equity:
Jakroo Inc. Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,288,650 and 30,604,425 shares issued and outstanding as of December 31, 2017 and 2016, respectively	31,289	30,604
Additional paid in capital	693,352	361,057
Statutory reserve	136,652	136,652
Retained earnings	3,023,173	3,246,645
Accumulated other comprehensive loss	(126,596)	(304,313)
Total Jakroo Inc. Stockholders’ equity	3,757,870	3,470,645
Non-controlling interests	347,258	326,926
Total Stockholders’ Equity	4,105,128	3,797,571
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,261,469	$4,952,537

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Jakroo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (loss)

	Year Ended December 31,
	2017	2016

Revenues	$9,470,585	$9,354,365
Cost of revenues	4,024,722	4,210,708
Gross profit	5,445,863	5,143,657
Selling, general and administrative expense	5,477,053	4,570,603
Income (loss) from operations	(31,190)	573,054
Interest (expense) income	(32,162)	6,271
Income (loss) before income taxes	(63,352)	579,325
Income taxes	159,534	186,310
NET INCOME/(LOSS)	(222,886)	393,015

Less: Income attributable to non-controlling interest	586	39,301
NET INCOME/(LOSS) ATTRIBUTABLE TO JAKROO INC.	(223,472)	353,714

OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	197,463	(216,733)
COMPREHENSIVE INCOME/(LOSS)	(25,423)	176,282

Less: Comprehensive income attributable to non-controlling interest	20,332	17,628
COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO JAKROO INC.	$(45,755)	$158,654

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	30,898,157	29,197,113
EARNING/(LOSS) PER SHARE – BASIC	$(0.01)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	32,108,717	29,197,113
EARNING/(LOSS) PER SHARE – DULLITED	$(0.01)	$0.01

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Jakroo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Jakroo Inc. Stockholders’Equity
	Common Stock		Additional Paid in	Statutory	Retained	Accumulated Other Comprehensive		Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Reserve	Earnings	Income/(loss)	Total	Interest	Equity
Balance as of December 31, 2015	29,100,000	$29,100	$104,601	$136,652	$2,892,931	$(109,253)	$3,054,031	$309,298	$3,363,329
Issuance of common stock	1,504,425	1,504	256,456	-	-	-	257,960	-	257,960
Net Income	-	-	-	-	353,714	-	353,714	39,301	393,015
Foreign currency translation adjustment	-	-	-	-	-	(195,060)	(195,060)	(21,673)	(216,733)
Balance as of December 31, 2016	30,604,425	30,604	361,057	136,652	3,246,645	(304,313)	3,470,645	326,926	3,797,571
Issuance of common stock for cash	684,225	685	164,251	-	-	-	164,936	-	164,936

Share-based compensation	-	-	168,044	-	-	-	168,044	-	168,044
Net Income/(Loss)	-	-	-	-	(223,472)	-	(223,472)	586	(222,886)
Foreign currency translation adjustment	-	-	-	-	-	177,717	177,717	19,746	197,463
Balance as of December 31, 2017	31,288,650	$31,289	$693,352	$136,652	$3,023,173	$(126,596)	$3,757,870	$347,258	$4,105,128

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Jakroo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	December 31, 2017	December 31, 2016
Cash Flows From Operating Activities:
Net Income/(Loss)	$(222,886)	$393,015
Adjustments to reconcile net income/(loss) to net cash provided by operating activities
Depreciation	128,273	99,706
(Gain)/Loss on disposal of property and equipment	(1,934)	20,578
Share based compensation	168,044	-
Inventory markdown	47,430	-
Deferred taxes	(42,235)	-
Changes in operating assets and liabilities:
Accounts receivable	(6,820)	(5,642)
Inventories	(17,219)	(108,351)
Prepaid expenses and other current assets	(60,075)	(123,021)
Accounts payable	(139,171)	182,612
Advance from customers	86,484	424,163
Other current liabilities	56,180	(39,934)
Income tax payable	13,719	(157,918)
Net cash provided by operating activities	9,790	685,208
Cash Flows from Investing Activities:
Proceeds of loan to officer	74,198	-
Acquisition of property and equipment	(2,740,677)	(97,195)
Proceeds received from sale of equipment	2,378	301
Net cash used in investing activities	(2,664,101)	(96,894)
Cash Flows from Financing Activities:
Payment to related parties	(38,589)	(140,597)
Proceeds from mortgage loan	2,040,000	-
Repayment of mortgage loan	(79,083)	-
Proceeds from issuance of common stock	164,936	257,960
Net cash provided by financing activities	2,087,264	117,363
Effect of exchange rate changes on cash and cash equivalents	140,020	(163,854)
Net increase(decrease) in cash and cash equivalents	(427,027)	541,823
Cash and cash equivalents, beginning of year	2,777,957	2,236,134
CASH AND CASH EQUIVALENTS, END OF YEAR	$2,350,930	$2,777,957
Supplemental disclosure of cash flow information:
Cash paid during the years for:
Income taxes	$188,463	$342,719
Interest	$33,289	$-

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

Rider is a company incorporated in China specializing in the design, manufacture and sale of customized technical endurance apparel for the cycling, triathlon, running and Nordic skiing markets. Rider was founded in Beijing in 2003. In 2008, its wholly owned subsidiary, Rider Sportsfashion LLC, was established in Pleasanton, California and its wholly owned subsidiaries, Jakroo Canada Inc. in Canada and Jakroo GmbH in Rankweil, Austria were established in 2014 and 2015, respectively. In March 2017, Rider established its wholly owned subsidiary, Rider Sportsfashion (Langfang) Limited (“Rider Langfang”) in China, with the primary function of handling product manufacturing, of which the production function was previously undertaken by our subsidiary Garment Processing Branch of Rider Sportsfashion Limited.

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

Since the shareholders who control Rider are the ultimate stockholders who control the Company and WFOE, the consolidated financial statements are based on the entities under common control. The consolidated financial statements are prepared as if the reorganization structure was completed at the beginning of the periods presented.

Certain amounts have been reclassified to conform to current year presentation.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid investments with original maturities of three months or less. The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. Cash accounts are guaranteed by the Federal Deposit Insurance Corporation up to $250,000. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on such cash.

Deposits in banks in the PRC are not insured by any government entity or agency, and are consequently exposed to risk of loss. The Company believes the probability of a bank failure causing loss to the Company is remote.

Allowance for Doubtful Accounts

The Company makes ongoing estimates relating to the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event the Company determines a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2017 and 2016, the allowance for doubtful accounts was nil.

Inventories

Inventories consist of raw materials and finished goods. Inventories are valued at the lower of cost or net realizable value. We determine cost on the basis of the weighted average method. The Company periodically reviews inventories for obsolescence and any inventories identified as obsolete are written down or written off. Although we believe that the assumptions we use to estimate inventory write-downs are reasonable, future changes in these assumptions could provide a significantly different result.

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

Property and Equipment

Property and equipment are stated at cost, including the cost of internal labor for software customized for internal use, less accumulated depreciation and amortization. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Leasehold and tenant improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. The Company periodically reviews assets’ estimated useful lives based upon actual experience and expected future utilization. A change in useful life is treated as a change in accounting estimate and is applied prospectively.

Upon retirement or disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in selling, general and administrative expenses for that period. Major additions and betterments are capitalized to the asset accounts while maintenance and repairs, which do not improve or extend the lives of assets, are expensed as incurred.

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

Statutory Reserve

In China, the Company is required to make appropriation to the statutory surplus reserve at 10% of the after-tax net income annually until the total contributions equal to 50% of the entities’ registered capital. The statutory reserve funds are restricted for use to set off against prior period losses, expansion of production and operations or for the increase in the registered capital of the respective companies. This reserve is therefore not available for distribution except in liquidation.

Value-Added Tax (“VAT”)

In accordance with the relevant tax laws in the PRC, VAT is levied on the invoiced value of sales and is payable by the purchaser. The Company is required to remit the VAT it collects to the tax authority, but may deduct the VAT it has paid on eligible purchases. The difference between the amounts collected and paid is presented as VAT recoverable or payable balance on the balance sheet.

Operating Leases

The Company leases factories and warehouse facilities, office space and other non-real estate assets under operating leases. Operating lease agreements may contain rent escalation clauses, rent holidays or certain landlord incentives, including tenant improvement allowances. Rent expense with scheduled rent increases or landlord incentives are recognized on a straight-line basis over the lease term, beginning with the effective lease commencement date, which is generally the date in which the Company takes possession of or controls the physical use of the property.

Employee Benefit

Employees of the Company are entitled to staff welfare benefits including medical care, housing funds, unemployment insurance and pension benefits. The Company is required to accrue for these benefits based on certain percentages of the employees’ salaries, subject to certain ceilings, in accordance with the relevant regulations of the countries where the subsidiaries are registered, and make contributions to the state-sponsored plans out of the amounts accrued.

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and such payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. The advertising expenses recorded in 2017 and 2016 includes advertisement of $186,502, promotion cost of $120,921, and sponsorship of $347,546 for the year ended December 31, 2017 and advertisement of $180,371, promotion cost of $119,143, sponsorship of $285,327 for the year ended December 31, 2016, respectively.

Shipping Costs

The Company charges certain customers shipping fees. These fees are recorded in net revenues. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

Foreign Currency Translation and Transactions

The Company’s reporting currency is the U.S. dollar. The Company’s operations in China, Canada and Austria use their local currencies as their functional currency. The financial statements in foreign currency are translated into U.S. Dollars, “USD,” in accordance with ASC Topic 830, Foreign Currency Translation. All assets and liabilities are translated at the year-end currency exchange rate, stockholders’ equity items are translated at the historical rates and income statement items are translated at the average exchange rate prevailing during the year. Translation adjustments resulting from this process are reported under other comprehensive income in accordance with ASC Topic 220, Reporting Comprehensive Income as a Component of Stockholders’ Equity. Foreign exchange transaction gains and losses are reflected in the statement of comprehensive income.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable, inventory mark down allowance, estimated useful life and residual value of property, plant and equipment, impairment of long-lived assets, provision for staff benefits, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Certain estimates, including evaluating the collectability of receivables and the fair market value of inventory, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

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

Fair Value of Financial Instruments

The Company has adopted FASB Accounting Standard Codification Topic on Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. ASC 820 establishes a three-level hierarchy of valuation techniques based on observable and unobservable input, which may be used to measure fair value and include the following:

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). Under this guidance, lessees will be required to recognize on the balance sheet a lease liability and a right-of-use asset for all leases, with the exception of short-term leases. The lease liability represents the lessee’s obligation to make lease payments arising from a lease, and will be measured as the present value of the lease payments. The right-of-use asset represents the lessee’s right to use a specified asset for the lease term, and will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard also requires a lessee to recognize a single lease cost allocated over the lease term, generally on a straight-line basis. The new guidance is effective for fiscal years beginning after December 15, 2018. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. Early adoption is permitted. The Company is currently evaluating the effects that the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

In May 2016, FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients”. The update is to address certain issues identified by the FASB/IASB Joint Transition Resource Group for Revenue Recognition (TRG) in the guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition, the Board decided to add a project to its technical agenda to improve Topic 606, Revenue from Contracts with Customers, by reducing: 1) the potential for diversity in practice at initial application and 2) the cost and complexity of applying Topic 606 both at transition and on an ongoing basis. The amendments in this Update affect entities with transactions included within the scope of Topic 606. The scope of that Topic includes entities that enter into contracts with customers to transfer goods or services (that are an output of the entity’s ordinary activities) in exchange for consideration. The amendments to the recognition and measurement provisions of Topic 606 also affect entities with transactions included within the scope of Topic 610, Other Income. The amendments in this Update affect the guidance in Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements for Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This guidance clarifies the presentation requirements of eight specific issues within the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s financial statements, as the Company’s treatment of the relevant affected items within its consolidated statement of cash flows is consistent with the requirements of this guidance.

In December 2017, the Securities and Exchange Commission (“SEC”) released Staff Accounting Bulletin No. 118 (the “Bulletin”), which provides accounting guidance regarding accounting for income taxes for the reporting period that includes the enactment of the Tax Act. The Bulletin provides guidance in those situations where the accounting for certain income tax effects of the Tax Act will be incomplete by the time financial statements are issued for the reporting period that includes the enactment date. For those elements of the Tax Act that cannot be reasonably estimated, no effect will be recorded.

The SEC has provided in the Bulletin that in situations where the accounting is incomplete for certain effects of the Tax Act, a measurement period which begins in the reporting period that includes the enactment of the Tax Act and ends when the entity has obtained, prepared and analyzed the information is needed in order to complete the accounting requirements. The measurement period shall not exceed one year from enactment.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The adoption of this guidance is not expected to have a material impact on the Company’s Consolidated Financial Statements and related disclosures.

3. Inventories

Inventories consisted of the following:

	December 31,
	2017	2016
Raw materials	$903,421	$799,518
Finished goods	646,575	692,967
Total inventories	$1,549,996	$1,492,485

Inventory markdown of $47,430 and $nil were recorded for the years ended December 31, 2017 and 2016, respectively.

4. Prepaid expense and other current assets

Prepaid expense and other current assets include the following:

	December 31,
	2017	2016
Advance to suppliers	$112,264	$193,974
Prepaid taxes	144,184	16,504
Prepaid expenses	119,212	96,231
Deferred tax assets (See Note 9)	42,235	-
Others	34,820	25,903
Total prepaid expense and other current assets	$452,715	$332,612

5. Property and Equipment, Net

Property and equipment consisted of the following:

	Useful	December 31,
	Life	2017	2016
Furniture & Fixture	5 - 7 years	$26,900	$10,793
Computer and Other Equipment	3 - 5 years	134,237	116,019
Machinery & Equipment	3 - 10 years	425,458	277,399
Vehicles	4 - 5 years	167,173	146,502
Computer Software	3 years	144,221	142,462
Building	39 years	1,530,000	-
Land		1,020,000	-
Leasehold Improvement		2,388	2,223
Subtotal property and equipment		3,450,377	695,398
Accumulated depreciation		595,575	464,326
Property and equipment, net		$2,854,802	$231,072

Depreciation expense related to property and equipment was $128,273 and $99,706 for the years ended December 31, 2017 and 2016, respectively.

The Company disposed of certain machinery, equipment and computers and recorded a gain of $1,934 and a loss of $20,578 on disposal for the years ended December 31, 2017 and 2016, respectively.

6. Mortgage payable

The Company entered into a mortgage loan from a bank in the principal amount of $2,040,000 on January 9, 2017, of which $51,000 is interest free and the balance of $1,989,000 bears an annual interest rate of 3.96%. The loan has a ten year term with monthly installments of $12,274 including interest. The final payment of approximately $1,224,000 including interest will be made on January 15, 2027. The mortgage loan is collateralized by land and building the Company purchased in January 2017 in the United States.

Principal payments on mortgage payable are due as follows:

Year ending December 31:
2018	$69,841
2019	72,697
2020	75,466
2021	78,757
2022	81,978
Thereafter	1,582,178
$1,960,917

7. Stock Option Plan

On January 5, 2017, the Company Board of Directors adopted a stock option plan. This plan was intended to retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. The participants of the plan include the Company’s employees who were previously determined by the Board of Directors. On January 5, 2017, the Company signed stock option agreements with each participant and granted options to purchase a total of 3,492,000 shares of Common Stock to the participants. The vesting period of the stock options was four years starting from the Grant Date. The exercise price is $0.17 per share. The Options will expire ten years from the Grant Date, subject to earlier termination as set forth in the option plan and the option agreement. On August 16, 2017, the Company granted incentive stock options to two independent directors to purchase an aggregate of 480,000 shares of common stock at a price of $0.25 per share, which vested immediately. The options will be exercisable for a period of five years commencing six months from the date of grant on a cashless exercise basis.

The Company assessed the fair value of the total granted stock options on the grant date using a Black-Scholes Stock Option Pricing Model. Significant assumptions used in calculating fair value of options are as follows:

●	Expected volatility 54% ~ 68.58%;

●	Risk-free interest rate 0.83% ~ 1.24%;

●	Expected term (year) 4 ~ 5;

●	Exercise price $0.17 ~ $0.25.

The estimated fair value of the total granted stock options on the grant date was $507,649, among which $56,509 was recorded in the expense of year 2017 and $451,140 is being amortized over 48 months period. For the year ended December 31, 2017, total amortization of stock-based compensation expense was $168,044.

A summary of the changes in stock options outstanding under the Company’s stock option plan is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Remaining Contractual Term
Options outstanding at January 1, 2017	-	$-	$-
Granted	3,972,000	507,649	0.18	3
Exercised	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Options outstanding at December 31, 2017	3,972,000	$507,649	$0.18	3

A summary of the status of non-vested options is as follows:

	Shares	Weighted Average Exercise Price
Non-vested at January 1, 2017	-	$-
Granted	3,972,000	0.18
Vested	(1,353,000)	0.20
Forfeited or exercised	-	-
Non-vested at December 31, 2017	2,619,000	$0.17

8. Stockholders’ Equity

Forward Split

On August 9, 2017, the Company effected a three-for-one forward split of the Company’s common stock. All relevant information relating to number of shares and per share information have been retrospectively adjusted to reflect the forward split for all periods presented.

Common Share Issuances

In January 2017, the Company issued an aggregate of 204,225 shares of common stock to fifty six individuals for total cash consideration of $44,936. In October 2017, the Company issued an aggregate of 480,000 shares of common stock to three investors for total cash consideration of $120,000.

9. Provision for Income Taxes

The Company has operations in four tax jurisdictions - the United States, China, Canada and Austria.

The Company’s U.S. operations are subject to income tax according to U.S. tax law.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. Due to the timing of the enactment and the complexity involved in applying the provisions of the Tax Act, the Company has not recorded any adjustments according to Tax Act. As we collect and prepare necessary data, and interpret the Tax Act and any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, we may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made. The accounting for the tax effects of the Tax Act will be completed in 2018.

The Company’s Chinese operations are subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. In addition, Rider Langfang is subject to 15% income tax rate from 2017 to 2019.

The Company’s Canada operation is subject to a 26% profit tax based on its taxable net profit. The Company’s Austria subsidiary is subject to a 25% profit tax based on its taxable net profit.

The reconciliation of income tax expense at the U.S. statutory rate of 35%, to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016
U.S. Federal statutory rate	$(22,173)	$164,497
U.S. State tax	(8,516)	13,962
Tax rate difference between U.S. and foreign operations	(50,572)	(14,440)
Change of valuation allowance	112,615	38,617
Permanent difference	128,180	(16,326)
Effective tax rate	$159,534	$186,310

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
	2017	2016
Current
Federal	$-	$44,846
State	800	13,962
Other foreign countries	200,969	127,502
	201,769	186,310

Deferred
Federal	(33,719)	-
State	(8,516)	-
	(42,235)	-
Provision for income taxes	$159,534	$186,310

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2017 and 2016 are as follows:

	As of December 31,
	2017	2016
Net operating loss carry forward	$204,423	$49,573

Less: valuation allowance	(162,188)	(49,573)
Deferred tax assets	$42,235	$-

The Company had approximately $670,000 net operating loss carryforwards available in the U.S, China, and Austria to reduce future taxable income which will begin to expire from 2037 for U.S tax purposes and from 2022 for China income tax purpose. Of the total of net operating loss of $670,000, approximately $343,000 was incurred by our company in Austria since it started business in early 2016. The net operating loss of Chinese subsidiary (WFOE) could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. The net operating loss from Austrian operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Austria tax laws and regulations. Management believes that, except for Rider Sportsfashion LLC, it is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a valuation allowance on its deferred tax assets for all periods presented except for the operating loss occurred by Rider Sportsfashion LLC in the year ended December 31, 2017. Accordingly, the Company recorded a deferred tax asset of $42,235.

As of December 31, 2017 and 2016, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the two years ended December 31, 2017 and 2016, and no provision for interest and penalties is deemed necessary as of December 31, 2017 and 2016.

10. Commitments

Director Letter Agreement

We have entered into a letter agreement (the “Letter Agreement”) with each of Mr. Steven Schuster and Ms. Merry Tang. Pursuant to the Letter Agreement, each of Mr. Schuster and Ms. Tang will be entitled to a cash compensation of $12,000 per year, payable quarterly, and an incentive stock option to purchase 240,000 shares of our common stock at a purchase price of $0.25 per share. (See Note 7)

Obligations under Operating Leases

The Company leases warehouse space, office facilities and space for its factory under non-cancelable operating leases. The leases expire at various dates from 2018 to 2026, excluding extensions at the Company’s option and including provisions for rental adjustments. The following is a schedule of future minimum lease payments for non-cancelable real property operating leases held by the Company as of December 31, 2017:

2018	$114,602
2019	160,047
2020	148,194
2021	125,160
2022	125,160
2023 – 2026	496,048
Total future minimum lease payments	$1,169,211

Rent expenses were $282,031 and $217,873 for the years ended December 31, 2017 and 2016, respectively.

11. Risk Management and Derivatives

Foreign Currency Risk Management

The Company is exposed to gains and losses resulting from fluctuations in foreign currency exchange rates relating to transactions generated by its international subsidiaries in currencies other than their local currencies. These gains and losses are primarily driven by intercompany transactions, sales transactions and inventory purchases denominated in currencies other than the functional currency of the purchasing entity.

12. Related Party Transactions and Balances

(1) Kustellar LLC, an entity co-owned by Mr. Weidong Du and Ms. Wei Tan, each a stockholder and director of the Company, provides accounting consulting service to the Company. The Company was billed by Kustellar LLC $11,555 and $46,682 for the services provided and paid $31,928 and $26,309 in the years ended December 31, 2017 and 2016, respectively. The balance due to Kustellar LLC was $nil and $20,373 as of December 31, 2017 and 2016.

(2) During the years ended December 31, 2017 and 2016, certain officers and stockholders of the Company paid business expenses on behalf of the company. As of December 31, 2017 and 2016, the balances payable to the stockholders and officers were $nil and $17,299, respectively.

(3) The WFOE and an entity controlled by the Company through VIE agreements leased office space from Ms. Wei Tan in China for approximately $3,000 per month. The lease expires on May 14, 2018. Rent expense incurred to Ms. Wei Tan was approximately $36,000 for the years ended December 31, 2017 and 2016, respectively.

(4) On June 5, 2015, the Company signed a loan agreement with an officer to advance $75,000 at an annual interest rate of 2.5% with payment of a minimum of $200 per month and due on May 31, 2017. The loan receivable was paid in full in April 2017.

13. Segment Data and Related Information

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

The revenues, income (loss) before income taxes, and total assets associated with the Company’s segments are summarized in the following tables. Revenues represent sales to external customers for each segment. In addition to revenues, income (loss) before income taxes is a primary financial measure used by the Company to evaluate the performance of each segment. Intercompany balances were eliminated.

	Years Ended December 31,
	2017	2016
Revenues
North America	$6,512,530	$5,952,328
China	2,623,422	3,233,005
Europe	334,633	169,032
Total revenues	$9,470,585	$9,354,365

	Years Ended December 31,
	2017	2016
Income (loss) before income taxes
North America	$(125,571)	$158,844
China	209,546	572,461
Europe	(147,327)	(151,980)
Total Income (loss) before income taxes	$(63,352)	$579,325

	As of December 31,
	2017	2016
Total Assets
North America	$3,958,690	$1,572,707
China	3,248,199	3,272,294
Europe	54,580	107,536
Total Assets	$7,261,469	$4,952,537

14. Subsequent Events.

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these consolidated financial statements and determined that no subsequent event requires recognition or disclosure to the consolidated financial statements.

