Form 10-Q
period 2018-03-31
JAKROO INC.
filed 2018-05-15
CIK 1675442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission file number 333-217412

JAKROO INC.

(Exact name of registrant as specified in its charter)

Nevada	81-1565811
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5906 Stoneridge Mall Road Pleasanton, CA 94588
(Address of principal executive offices, including zip code)

(800)485-7067

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant (1) has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

[ ]	Large accelerated filer	[ ]	Accelerated filer
[ ]	Non-accelerated filer	[X]	Smaller reporting company
		[X]	Emerging growth company

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 14, 2018, the registrant had 31,288,650 shares of common stock outstanding.

JAKROO INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Jakroo Inc. and Subsidiaries

Consolidated Balance Sheets <Unaudited>

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,447,379	$2,350,930
Accounts receivable	78,373	53,026
Inventories	1,323,268	1,549,996
Prepaid expenses and other current assets	351,823	452,715
Total current assets	4,200,843	4,406,667
Property and equipment, net	2,867,703	2,854,802
TOTAL ASSETS	$7,068,546	$7,261,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$379,540	$245,396
Advance from customers	281,533	653,305
Mortgage payable – current portion	70,591	69,898
Other current liabilities	158,685	296,723
Total current liabilities	890,349	1,265,322
Mortgage payable	1,872,862	1,891,019
Total liabilities	2,763,211	3,156,341

Stockholders’ equity:
Jakroo Inc. Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,288,650 and 31,288,650 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	31,289	31,289
Additional paid in capital	721,158	693,352
Statutory reserve	136,652	136,652
Retained earnings	3,028,322	3,023,173
Accumulated other comprehensive loss	(11,504)	(126,596)
Total Jakroo Inc. Stockholders’ equity	3,905,917	3,757,870
Non-controlling interests	399,418	347,258
Total Stockholders’ Equity	4,305,335	4,105,128
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,068,546	$7,261,469

The accompanying Notes are an integral part of these consolidated financial statements

Jakroo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss) <Unaudited>

	Three Months Ended March 31,
	2018	2017

Revenues	$2,662,197	$2,102,976
Cost of revenues	1,273,441	1,023,171
Gross profit	1,388,756	1,079,805
Selling, general and administrative expense	1,353,595	1,160,034
Income (loss) from operations	35,161	(80,229)
Interest (expense) income	(18,977)	1,212
Income (loss) before income taxes	16,184	(79,017)
Income tax provision (benefit)	5,949	(2,739)
NET INCOME (LOSS)	10,235	(76,278)
Less: Income (loss) attributable to non-controlling interest	5,086	(3,459)
NET INCOME (LOSS) ATTRIBUTABLE TO JAKROO INC.	5,149	(72,819)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	127,879	32,557
COMPREHENSIVE INCOME (LOSS)	138,114	(43,721)

Less: Comprehensive income (loss) attributable to non-controlling interest	17,873	(203)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO JAKROO INC.	$120,241	$(43,518)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	31,288,650	30,787,659
EARNING (LOSS) PER SHARE – BASIC	$0.00	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	32,499,210	30,787,659
EARNING (LOSS) PER SHARE – DILUTED	$0.00	$0.00

The accompanying Notes are an integral part of these consolidated financial statements.

Jakroo Inc. and Subsidiaries

Consolidated Statements of Cash Flows <Unaudited>

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Cash Flows From Operating Activities:
Net income (loss)	$10,235	$(76,278)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	38,593	32,412
Share based compensation	27,806	26,556
Deferred taxes	1,489	(31,650)
Changes in operating assets and liabilities:
Accounts receivable	(24,712)	(147,765)
Inventories	282,376	206,025
Prepaid expenses and other current assets	111,034	146,056
Accounts payable	123,634	20,486
Advance from customers	(384,158)	(279,965)
Other current liabilities	(143,736)	(76,560)
Net cash provided by (used in) operating activities	42,561	(180,683)
Cash Flows from Investing Activities:
Acquisition of property and equipment	(7,935)	(2,565,780)
Net cash used in investing activities	(7,935)	(2,565,780)
Cash Flows from Financing Activities:
Payment to related parties	-	(19,193)
Proceeds from mortgage loan	-	2,040,000
Repayment of mortgage loan	(17,464)	(17,000)
Proceeds from issuance of common stock	-	44,936
Net cash provided by (used in) financing activities	(17,464)	2,048,743
Effect of exchange rate changes on cash and cash equivalents	79,287	32,438
Net increase (decrease) in cash and cash equivalents	96,449	(665,282)
Cash and cash equivalents, beginning of period	2,350,930	2,777,957
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,447,379	$2,112,675
Supplemental disclosure of cash flow information:
Cash paid during the periods for :
Income taxes	$46,881	$85,335
Interest	$19,360	$-
Non-cash investing and financing activities
Non-controlling interest contribution of intangible assets	$34,287	-

The accompanying Notes are an integral part of these consolidated financial statement.

Jakroo Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

1. DESCRIPTION OF BUSINESS

Jakroo Inc. and its subsidiaries (the “Company”), which are controlled through a series of variable interest agreements, design, manufacture and sell customized technical endurance apparel for the cycling, triathlon, running and Nordic skiing markets.

As used herein, the term “Common Stock” means the Company’s common stock, par value $0.001 per share.

In February 2018, the Company and an individual investor founded Designlab.ai Corp., a California corporation (“Designlab”), which is primarily focused on research and development of automation processes in designing and manufacturing customized technical endurance apparel by using current artificial intelligence technologies. The Company owns 70% of Designlab’s common stock by investing $80,000 while the individual investor owns 30% of Designlab’s common stock by contributing technical know-how in artificial intelligence.

2. Basis of Presentation

Basis of Presentation and Consolidation

The unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2018 and the results of operations and cash flows of the Company for the periods ended March 31, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year. The balance sheet on December 31, 2017 has been derived from the audited financial statements at that date. These unaudited financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017 as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2018.

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and include the accounts of the Company, its subsidiaries and entities controlled through VIE agreements. All intercompany balances and transactions have been eliminated in consolidation.

Certain amounts have been reclassified to conform to current year presentation.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issues by the Financial Accounting Standards Board or other standard bodies that may have an impact on the Company’s accounting and reporting. The Company believes that any recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

3. Inventories

Inventories consisted of the following:

	March 31, 2018	December 31, 2017
Raw materials	$888,097	$903,421
Finished goods	435,171	646,575
Total inventories	$1,323,268	$1,549,996

4. Mortgage payable

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

Principal payments on mortgage payable are due as follows:

Year ending December 31:
2018	$52,377
2019	72,697
2020	75,466
2021	78,757
2022	81,978
Thereafter	1,582,178
$1,943,453

5. Stock Option Plan

On January 5, 2017, the Company’s Board of Directors adopted a stock option plan. This plan was intended to retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. The participants of the plan include the Company’s employees who were previously determined by the Board of Directors. On January 5, 2017, the Company signed stock option agreements with certain participants and granted options to purchase a total of 3,492,000 shares of Common Stock to the participants. The vesting period of the stock options was four years starting from the grant date. The exercise price is $0.17 per share. The options will expire ten years from the grant date, subject to earlier termination as set forth in the option plan and the option agreement. On August 16, 2017, the Company granted stock options to two independent directors to purchase an aggregate of 480,000 shares of common stock at a price of $0.25 per share, which vested immediately. The options will be exercisable for a period of five years commencing six months from the date of grant on a cashless exercise basis.

The Company assessed the fair value of the total granted stock options on the grant date using a Black-Scholes Stock Option Pricing Model. Significant assumptions used in calculating fair value of options are as follows:

●	Expected volatility 54.00% ~ 68.58%;

●	Risk-free interest rate 0.83% ~ 1.24%;

●	Expected term (year) 4 ~ 5;

●	Exercise price $0.17 ~ $0.25.

The estimated fair value of the total granted stock options on the grant date was $507,649, among which $56,509 was recorded in the expense of year 2017 and $451,140 is being amortized over 48 months period. For the quarter ended March 31, 2018 and 2017, total amortization of stock-based compensation expense was $27,806 and $26,556, respectively.

A summary of the changes in stock options outstanding under the Company’s equity incentive plan is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Remaining Contractual Term
Options outstanding at December 31, 2017	3,972,000	$507,649	$0.18	3
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Options outstanding at March 31, 2018	3,972,000	$507,649	$0.18	3

A summary of the status of non-vested options is as follows:

	Shares	Weighted Average Exercise Price
Non-vested at December 31, 2017	2,619,000	$0.17
Granted	-	-
Vested	(873,000)	0.17
Forfeited or exercised	-	-
Non-vested at March 31, 2018	1,746,000	$0.17

6. Provision for Income Taxes

The Company has operations in four tax jurisdictions - the United States, China, Canada and Austria.

The Company’s U.S. operations are subject to income tax according to U.S. tax law.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a deferred tax expense of $13,487 for the three months ended March 31, 2018. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. This amount can be seen on the rate reconciliation as an adjustment to deferred tax asset.

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

The reconciliation of income tax expense (benefit) at the U.S. statutory rate of 21% and 35% in 2018 and 2017, to the Company’s effective tax rate is as follows:

	Three Months Ended March 31,
	2018	2017
U.S. Federal statutory rate	$3,399	$(27,656)
U.S. State tax	(3,555)	-
Tax rate difference between U.S. and foreign operations	(7,769)	(3,671)
Change of valuation allowance	16,368	25,317
Permanent difference	(15,981)	3,271
Rate change	13,487	-
Effective tax rate	$5,949	$(2,739)

The provisions for income taxes are summarized as follows

	Three Months Ended March 31,
	2018	2017
Current
Federal	$-	$-
State	-	-
Other foreign countries	4,460	28,911
	4,460	28,911

Deferred
Federal	(8,443)	(31,650)
State	(3,555)	-
Other foreign countries	-	-
Rate change	13,487	-
	1,489	(31,650)
Provision for income tax (benefit)	$5,949	$(2,739)

The Company had approximately $586,000 net operating loss carryforwards available in the U.S, China, and Austria to reduce future taxable income which will begin to expire from 2037 for U.S tax purposes and from 2022 for China income tax purpose. Of the total of net operating loss of $586,000, approximately $373,000 was incurred by our company in Austria since it started business in early 2016. The net operating loss of the Company’s Chinese subsidiary (the “WFOE”) could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. The net operating loss from Austrian operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Austria tax laws and regulations. Management believes that, except for Rider Sportsfashion LLC, it is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a valuation allowance on its deferred tax assets for all period presented except for the operating loss occurred by Rider Sportsfashion LLC in the year ended December 31, 2017 and three months ended March 31, 2018. Accordingly, the Company recorded a deferred tax asset of $40,747 as of March 31, 2018, and $42,235 as of December 31, 2017.

As of March 31, 2018 and December 31, 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the quarters ended March 31, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of March 31, 2018 and December 31, 2017.

7. Related Party Transactions and Balances

(1) Kustellar LLC, an entity co-owned by Mr. Weidong Du and Ms. Wei Tan, each a stockholder and director of the Company, provides accounting consulting service to the Company. The Company was billed by Kustellar LLC $nil for the three months ended March 31, 2018 and 2017, respectively; and paid $nil and $20,373 in the three months ended March 31, 2018 and 2017, respectively.

(2) The WFOE and an entity controlled by the Company through Variable Interest Entity (“VIE”) agreements leased office space from Ms. Wei Tan in China for approximately $3,000 per month. The lease expires on May 14, 2018. Rent expense incurred to Ms. Wei Tan was approximately $9,000 for the quarters ended March 31, 2018 and 2017, respectively.

(3) On June 5, 2015, the Company signed a loan agreement with an officer to advance $75,000 at an annual interest rate of 2.5% with payment of a minimum of $200 per month and due on May 31, 2017. The loan receivable was paid in full in April 2017 and the balance was zero of March 31, 2018 and December 31, 2017.

8. Segment Data and Related Information

The Company’s operating segments are based on how the Company’s Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company’s principal business by geographic region based on the Company’s strategy to develop its own brand recognition. These geographic regions include North America, China and Europe. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel.

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

	Three Months Ended March 31,
	2018	2017
Revenues
North America	$1,598,064	$1,356,754
China	977,307	671,446
Europe	86,826	74,776
Total revenues	$2,662,197	$2,102,976

	Three Months Ended March 31,
	2018	2017
Income (loss) before income taxes
North America	$(69,785)	$(92,772)
China	115,529	75,187
Europe	(29,560)	(61,432)
Total Income (loss) before income taxes	$16,184	$(79,017)

	March 31, 2018	December 31, 2017

Total Assets
North America	$3,948,317	$3,958,690
China	2,996,644	3,248,199
Europe	123,585	54,580
Total Assets	$7,068,546	$7,261,469

9. Subsequent Events.

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

Our global sporting apparel business is currently comprised of three core business units: inline, which consists of products produced and sold as part of a collection (“Inline”), OEM contract manufacturing (“OEM”) and custom order (“Custom Order”). Our Inline, OEM and Custom Order businesses currently account for 11%, 28% and 61%, respectively, of our sales revenue for the three months ended March 31, 2018, comparing with 10%, 24%, and 66% for the three months ended March 31, 2017.

The two primary sales channels for our Inline and Custom Order businesses are direct sale and wholesale. Direct sale currently generates 69% of our worldwide sales revenues (71% for the three months ended March 31, 2017). Under the direct sale model, within North America and Europe, we sell our products directly to end users through our Jakroo e-commerce platform. The Jakroo platform allows customers to easily log onto our platform, complete their designs and place purchase orders. Wholesale currently represents 31% of our revenue for the three months ended March 31, 2018 (29% for the three months ended March 31, 2017). We act as both retailer and wholesaler of our products through our e-commerce platform. In China, we collaborate with large online retailers such as TMall and JD.com to sell our inline collections to the consumer. Sales through both channels are executed with payments made directly to us online prior to the shipment of products.

In order to target customers in major markets, we have established sales offices in the United States, Canada, Austria, and China that provide localized sales, marketing and customer service support to our regional markets. As of the date of the report, we have approximately 182 employees worldwide.

The purchase of our new 6,300 square feet U.S. headquarters facility in Pleasanton, California in the first quarter of 2017 was the first step in further strengthening our sales, marketing and innovation teams. During the first three months ended March 31, 2018, our design team created 5,456 custom designs, compared to 4,302 custom designs during the same period in 2017, representing a 27% increase in customer design requests. We continue to invest in our 3D design workflows in order to gain greater efficiencies and to improve the end-user experience. Site visits across our .com, .ca and .eu domains rose 50% during the first quarter of 2018, compared to the same period last year. We attribute these results, in part, to our investments in athlete and high profile team sponsorships throughout 2017, and user experience improvements made to our websites beginning from the latter half of 2017 which we believe have helped elevate the credibility of the brand among our core audience.

During the first three months, ended March 31, 2018, our new customer acquisition increased 18% and our repeat purchase rate increased 48%. This resulted in an aggregate growth of 25% across our North American and European operating segments compared to the same period last year. Additionally, over the previous six months ending March 31, 2018, we achieved a NPS or net promoter score of 66, based on customer feedback, which represents increasingly strong customer loyalty according to current NPS calculation methodology. We attribute these positive indicators to the introduction of new product, improvements to our website UX and our ability to consistently maintain a delivery timeline of 2 weeks or less.

We currently lease a 64,000 square feet manufacturing facility at the border of Beijing and Hebei province in China. The facility has annual capacity to produce 500,000 jerseys and manufactures all of our products. We consider our centralized manufacturing facility both a competitive advantage and a key driver behind our ability to maintain exceptionally high levels of quality and industry leading short delivery times. During the first quarter of 2018, we processed approximately 12,000 micro-production lots with a total production quantity of 30,778 units. 99% of these products were produced and shipped in 14 days or less and 83% were produced and shipped in 7 days or less.

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

Results of Operations

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended March 31,
	2018	2017

Revenues	$2,662,197	$2,102,976
Cost of revenues	1,273,441	1,023,171
Gross profit	1,388,756	1,079,805
Selling, general and administrative expense	1,353,595	1,160,034
Interest expense (income), net	18,977	(1,212)
Income (loss) before income taxes	16,184	(79,017)
Income tax expense (benefit)	5,949	(2,739)
Net income (loss)	$10,235	$(76,278)

As a percentage of net revenues	Three Months Ended March 31,
	2018	2017

Revenues	100.00%	100.00%
Cost of revenues	47.83	48.65
Gross profit	52.17	51.35
Selling, general and administrative expense	50.85	55.16
Interest expense (income), net	0.71	(0.05)
Income (loss) before income taxes	0.61	(3.76)
Income tax expense (benefit)	0.22	(0.13)
Net income (loss)	0.39%	(3.63)%

Revenues

Net revenues increased approximately $560,000, or 27%, to $2.66 million in the three months ended March 31, 2018 from $2.10 million in the same period in 2017. Net revenues by business units are summarized below:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
OEM	$741,866	$503,107	$238,759	47.46%
Inline	286,028	201,217	84,811	42.15%
Custom Orders	1,634,303	1,398,652	235,651	16.85%
Total Revenues	$2,662,197	$2,102,976	$559,221	26.59%

While the increase in net sales was driven by increases across all business units, our Custom Order and OEM business units’ revenues increased approximately $236,000 or 17% and approximately $239,000 or 47% respectively. Combined, this represents 85% of the total revenue growth for the three months ended March 31, 2018. Inline revenue increased approximately $85,000, or 42%, to $286,000 for the three months ended March 31, 2018 from $201,000 during the same period in 2017. We attribute these results largely to our investments in customer acquisition and retention programs implemented, beginning from the fourth quarter of 2017.

Gross profit

Gross profit increased approximately $309,000, or 29%, to $1.39 million for the three months ended March 31, 2018 from $1.08 million for the same period in 2017. Gross profit as a percentage of net revenues, or gross margin, increased by 1% to 52% in the three months ended March 31, 2018 compared to 51% in the same period in 2017. The increase in gross margin percentage was primarily driven by a decline in cost of revenue by 1% to 48%, comparing to 49% during the same period in 2017.

Cost of Revenues

Cost of revenues for our products includes the expenses incurred from our purchase of raw materials, direct labor fees and manufacturing overhead.

For the three months ended March 31, 2018, our total cost of revenues amounted to $1.27 million, or 48% of total revenues, as compared to $1.02 million, or 49% of total revenues in the three months ended March 31, 2017. The decrease in cost of revenues as a percentage of total revenue was primarily driven by an increase of Custom Order sales which have a higher gross margin.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist of costs related to marketing, selling, new product development and auditing and legal services. For the three months ended March 31, 2018, selling, general and administrative expenses increased $0.19 million to $1.35 million from $1.16 million for the same period in 2017. As a percentage of net revenues, selling, general and administrative expenses decreased to 50.9% in the three months ended March 31, 2018 from 55.2% for the same period in 2017. These changes were primarily attributable to the follows:

●	We continue to invest in our sales offices in the U.S., Europe, Canada, and China to strengthen our customer service and increase brand awareness through advertising, promotion, and sponsorship in the respective markets.
●	We continue to invest in product development and technology infrastructure. The costs associated with the development of new products was $21,000 for the three months ended March 31, 2018.
●	We continue to invest in our employees, the most valuable assets of the company. In addition to the share based-compensation plan, we made a strategic hire to lead our Product R&D in the fourth quarter of 2017 and implemented a more competitive performance based compensation plan beginning January 1, 2018.
●	In 2017, we relocated our US office to the newly purchase property. The related expenses, including interest, depreciation, property tax, and others were increased in the three months ended March 31, 2018 compared with the same period in 2017.
●	Our net revenue increased approximately $560,000, or 27%, to $2.66 million in the three months ended March 31, 2018.

Provision for income taxes

Provision for income taxes increased approximately $9,000 to $6,000 income tax expense in the three months ended March 31, 2018 from $3,000 income tax credit during the same period in 2017. The increase is line with the increase of operating income in three months ended March 31, 2018 compared to the same period in 2017. Our effective tax rate was 36.76% for the three months ended March 31, 2018 as compared to 3.47% for the same period in 2017.

Other Comprehensive Income (loss)/Foreign Currency Translation Adjustment

Other comprehensive income (loss)/foreign currency translation adjustment changed approximately $95,000 to an income of $128,000 in three months ended March 31, 2018 from $33,000 in the same period of 2017. These changes were primarily attributable to the more decrease in the US Dollar to RMB exchange rate in the three months ended March 2018 as compared to the same period in 2017.

Segment Results of Operation

The revenues and income (loss) before income taxes associated with our segments are summarized in the following tables.

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

Revenues by segment are summarized below:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
North America	$1,598,064	$1,356,754	$241,310	17.79%
China	977,307	671,446	305,861	45.55%
Europe	86,826	74,776	12,050	16.11%
Total revenues	$2,662,197	$2,102,976	$559,221	26.59%

Net revenues from our North America operating segment increased $0.24 million, or 17.8%, to $1.60 million in three months ended March 31, 2018 from $1.36 million during the same period in 2017. This is attributed to the increase of revenue from our Custom Order business. Net revenues in China increased approximately $306,000, or 45.6%, to $977,000 in three months ended March 31, 2018 from $671,000 during the same period of 2017. This increase was primarily due to an increase of revenue from our OEM and Inline business in China. Net revenue generated from the European market shows an increase of approximately $12,000 to $87,000 in the three months ended March 31, 2018 from $75,000 during the same period in 2017. We expect that revenue generated from sales in the European market will continue to rise in future.

Income (loss) before income taxes by segment is summarized below:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
North America	$(69,785)	$(92,772)	$22,987	24.78%
China	115,529	75,187	40,342	53.66%
Europe	(29,560)	(61,432)	31,872	51.88%
Total Income (loss) before income taxes	$16,184	$(79,017)	$95,201	120.48%

Our North America operating segment shows a decrease of operating loss of approximately $23,000, or 25%, for the three months ended March 31, 2018 from a $93,000 operating loss during the same period in 2017. The decrease of the operating loss is primarily driven by an increase of approximately $241,000 in revenue for this segment during three months ended March 31, 2018 compared to the same period in 2017.

Our China operating segment shows an increase of operating income of approximately $40,000, or 53.7%, to $116,000 for the three months ended March 31, 2018 from $75,000 in the same period in 2017. The increase of operating income is primarily driven by an increase of approximately $306,000 in revenue for this segment during three months ended March 31, 2018 compared to the same period in 2017.

Our Europe operating segment shows a decrease of operating loss of approximately $32,000, or 51.9%, for the three months ended March 31, 2018 from a $61,000 operating loss in the same period in 2017. The reduction in operating losses for the period was primarily due to the termination of our sponsorship agreement with a continental cycling team in Austria.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,
	2018	2017

Net cash provided by (used in):
Operating activities	$42,561	$(180,683)
Investing activities	(7,935)	(2,565,780)
Financing activities	(17,464)	2,048,743
Effect of exchange rate changes on cash and cash equivalents	79,287	32,438
Net increase (decrease) in cash and cash equivalents	$96,449	$(665,282)

Operating Activities

Operating activities consisted primarily of net income adjusted for certain non-cash items. Adjustments to net income for non-cash items included depreciation and amortization, share-based compensation, and deferred taxes. In addition, operating cash flows included the effect of changes in operating assets and liabilities, principally inventories, accounts receivable, income taxes payable, prepaid expenses and other assets, accounts payable, advance from customers, and accrued expenses.

Cash flows provided by operating activities increased approximately $223,000 to $43,000 for the three months ended March 31, 2018 from $181,000 of cash used by operating activities during the same period in 2017. The increase in cash from operating activities was due to increased net cash flows from operating assets and liabilities of $96,000, an increase in net income of $87,000, and increase resulting from adjustments to net income for non-cash items, which increased $40,000 in the three months ended March 31, 2018 compared to the same period in 2017.

Investing Activities

Cash used in investing activities decreased $2.6 million to $8,000 in the three months ended March 31, 2018 from $2.6 million in the same period in 2017, primarily due to lower capital expenditure. Total capital expenditure was $8,000 and $2.6 million in the three months ended March 31, 2018 and 2017, respectively. The Company purchased land and building for $2.6 million in the three months ended March 31, 2017.

Financing Activities

Financing activities during the three months ended March 31, 2017 consisted primarily of cash repayment to related parties of $19,193, a mortgage loan of $2 million for the purchase of land and building in the U.S. and repayment of the mortgage of $17,000. The Company also received cash of $44,936 from issuances of common stock in the three months ended March 31, 2017.

The Company’s repayment of its mortgage loan was $17,464 in the three months ended March 31, 2018, compared with $17,000 for the same period in 2017.

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

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issues by the Financial Accounting Standards Board or other standard bodies that may have an impact on the Company’s accounting and reporting. The Company believes that any recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in the Annual Report on Form 10k for the year ended December 31, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10k for the year ended December 31, 2017. except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the Securities and Exchange Commission.

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

JAKROO INC.

Date: May 15, 2018	By:	/s/ Weidong (Wayne) Du
Name: Weidong (Wayne) Du
Title: Chief Executive Officer

Date: May 15, 2018	By:	/s/ Wei Tan
Name: Wei Tan
Title: Chief Financial Officer

