Form 10-Q
period 2018-06-30
JAKROO INC.
filed 2018-08-14
CIK 1675442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

As of August 13, 2018, the registrant had 31,488,650 shares of common stock outstanding.

JAKROO INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Jakroo Inc. and Subsidiaries Consolidated Balance Sheets <Unaudited>

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,882,815	$2,350,930
Accounts receivable	215,192	53,026
Inventories	1,252,678	1,549,996
Prepaid expenses and other current assets	637,583	452,715
Total current assets	4,988,268	4,406,667
Property and equipment, net	2,860,590	2,854,802
TOTAL ASSETS	$7,848,858	$7,261,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$398,420	$245,396
Advance from customers	365,647	653,305
Mortgage payable – current portion	71,251	69,898
Other current liabilities	529,128	296,723
Total current liabilities	1,364,446	1,265,322
Mortgage payable	1,854,989	1,891,019
Total liabilities	3,219,435	3,156,341

Stockholders’ equity:
Jakroo Inc. Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,288,650 shares issued and outstanding	31,289	31,289
Additional paid in capital	749,277	693,352
Statutory reserve	136,652	136,652
Retained earnings	3,478,548	3,023,173
Accumulated other comprehensive loss	(198,062)	(126,596)
Total Jakroo Inc. Stockholders’ equity	4,197,704	3,757,870
Non-controlling interests	431,719	347,258
Total Stockholders’ Equity	4,629,423	4,105,128
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,848,858	$7,261,469

The accompanying Notes are an integral part of these consolidated financial statements

Jakroo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income <Unaudited>

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Revenues	$3,671,637	$3,081,307	$6,333,834	$5,184,283
Cost of revenues	1,472,866	1,200,999	2,746,307	2,224,170
Gross profit	2,198,771	1,880,308	3,587,527	2,960,113
Selling, general and administrative expense	1,509,345	1,312,832	2,862,940	2,472,866
Income from operations	689,426	567,476	724,587	487,247
Interest (expense) income	(18,994)	720	(37,971)	1,932
Income before income taxes	670,432	568,196	686,616	489,179
Income tax provision	167,177	185,386	173,126	182,647
NET INCOME	503,255	382,810	513,490	306,532

Less: Income attributable to non-controlling interest	53,029	40,689	58,115	37,230
NET INCOME ATTRIBUTABLE TO JAKROO INC.	450,226	342,121	455,375	269,302

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(207,286)	53,514	(79,407)	86,071
COMPREHENSIVE INCOME	295,969	436,324	434,083	392,603

Less: Comprehensive income attributable to non-controlling interest	32,301	46,040	50,174	45,837
COMPREHENSIVE INCOME ATTRIBUTABLE TO JAKROO INC.	$263,668	$390,284	$383,909	$346,766

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	31,288,650	30,808,650	31,288,650	30,799,296
EARNING PER SHARE – BASIC	$0.01	$0.01	$0.01	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	32,499,210	32,019,210	32,499,210	32,009,856
EARNING PER SHARE – DILUTED	$0.01	$0.01	$0.01	$0.01

The accompanying Notes are an integral part of these consolidated financial statements.

Jakroo Inc. and Subsidiaries

Consolidated Statements of Cash Flows <Unaudited>

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Cash Flows From Operating Activities:
Net income	$513,490	$306,532
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	71,124	63,768
Gain on disposal of property and equipment	-	(1,907)
Share based compensation	55,924	54,674
Deferred taxes	42,235	(4,097)
Changes in operating assets and liabilities:
Accounts receivable	(168,859)	(81,341)
Inventories	287,216	91,819
Prepaid expenses and other current assets	(235,166)	154,148
Accounts payable	161,358	35,582
Advance from customers	(291,578)	(302,784)
Other current liabilities	187,238	78,479
Income tax payable	59,690	109,169
Net cash provided by operating activities	682,672	504,042
Cash Flows from Investing Activities:
Acquisition of property and equipment	(45,976)	(2,601,311)
Collection of loan to officer	-	74,198
Proceeds received from sale of equipment	-	2,343
Net cash used in investing activities	(45,976)	(2,524,770)
Cash Flows from Financing Activities:
Proceeds from related parties	-	70,219
Proceeds from mortgage loan	-	2,040,000
Repayment of mortgage loan	(34,677)	(42,500)
Proceeds from issuance of common stock	-	44,936
Net cash provided by (used in) financing activities	(34,677)	2,112,655
Effect of exchange rate changes on cash and cash equivalents	(70,134)	57,904
Net increase in cash and cash equivalents	531,885	149,831
Cash and cash equivalents, beginning of period	2,350,930	2,777,957
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,882,815	$2,927,788
Supplemental disclosure of cash flow information:
Cash paid during the periods for :
Income taxes	$70,077	$199,634
Interest	$38,969	$-
Non-cash investing and financing activities Non-controlling interest contribution of intangible assets	$34,287	$-

The accompanying Notes are an integral part of these consolidated financial statement.

Jakroo Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

1. Description of business

Jakroo Inc. and its subsidiaries, which are controlled through a series of variable interest agreements, design, manufacture and sell customized technical endurance apparel for the cycling, triathlon, running and Nordic skiing markets. When used herein, unless the context specifically requires otherwise, the term “Company” means Jakroo Inc. and its subsidiaries.

In February 2018, Jakroo Inc. and an individual investor founded Designlab.ai Corp., a California corporation (“Designlab”), which primarily focuses on research and development of automation processes in designing and manufacturing customized technical endurance apparel by using current artificial intelligence technologies. Jakroo Inc. owns 70% of Designlab’s common stock by investing $80,000 while the individual investor owns 30% of Designlab’s common stock by contributing technical know-how in artificial intelligence.

2. Basis of Presentation

Basis of Presentation and Consolidation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2018 and the results of operations and cash flows for the periods ended June 30, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year. The balance sheet on December 31, 2017 has been derived from the audited financial statements at that date. These unaudited financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017 as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018.

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

3. Inventories

Inventories consisted of the following:

	June 30,	December 31,
	2018	2017
Raw materials	$844,923	$903,421
Finished goods	407,755	646,575
Total inventories	$1,252,678	$1,549,996

4. Mortgage payable

The Company entered into a mortgage loan from Bank of America in the principle amount of $2,040,000 on January 9, 2017, of which $51,000 is interest free and the balance of $1,989,000 bears an annual interest rate of 3.96%. The loan has a ten year term with monthly installments of $12,274 including interest. The final payment of approximately $1,224,000 including interest will be made on January 15, 2027. The mortgage loan is collateralized by land and building the Company purchased in January 2017 in the United States.

Principal payments on mortgage payable are due as follows:

Year ending December 31:
2018	$35,164
2019	72,697
2020	75,466
2021	78,757
2022	81,978
Thereafter	1,582,178
$1,926,240

5. Equity Incentive Plan

On January 5, 2017, the Company’s Board of Directors (the “Board of Directors”) adopted the Jakroo Inc. 2016 Equity Incentive Plan (the “Plan”). The Plan was adopted to retain and provide incentives for employees, officers and directors, and to align stockholder and employee interests. The participants of the Plan include the Company’s employees who were previously determined by the Board of Directors.

On January 5, 2017, the Company signed stock option agreements with each participant and granted options to purchase a total of 3,492,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) to the participants. The vesting period of the stock options was four years starting from the Grant Date. The exercise price is $0.17 per share. These options will expire ten years from the Grant Date, subject to earlier termination as set forth in the Plan and the option agreement.

On August 16, 2017, the Company granted incentive stock options under the Plan to two independent directors to purchase an aggregate of 480,000 shares of Common Stock at a price of $0.25 per share, which vested immediately. These options will be exercisable for a period of five years commencing six months from the date of grant on a cashless exercise basis.

The Company assessed the fair value of the total granted stock options on the grant date using a Black-Scholes Stock Option Pricing Model. Significant assumptions used in calculating fair value of options are as follows:

●	Expected volatility 54.00% ~ 68.58%;

●	Risk-free interest rate 0.83% ~ 1.24%;

●	Expected term (year) 4 ~ 5;

●	Exercise price $0.17 ~ $0.25.

The estimated fair value of the total granted stock options on the grant date was $507,649, among which $56,509 was recorded in the expense of year 2017 and $451,140 is being amortized over 48 months period.  For the six months ended June 30, 2018 and 2017, total amortization of stock-based compensation expense was $55,924 and $54,674, respectively.

A summary of the changes in stock options outstanding under the Plan is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Remaining Contractual Term
Options outstanding at December 31, 2017	3,972,000	$507,649	$0.18	3
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Options outstanding at June 30, 2018	3,972,000	$507,649	$0.18	3

A summary of the status of non-vested options is as follows:

	Shares	Weighted Average Exercise Price
Non-vested at December 31, 2017	2,619,000	$0.17
Granted	-	-
Vested	(873,000)	0.17
Forfeited or exercised	-	-
Non-vested at June 30, 2018	1,746,000	$0.17

6. Provision for Income Taxes

The Company has operations in four tax jurisdictions - the United States, China, Canada and Austria.

The Company’s U.S. operations are subject to income tax according to U.S. tax law.

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires us to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a deferred tax expense of $13,487 for the six months ended June 30, 2018. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. This amount can be seen on the rate reconciliation as an adjustment to deferred tax asset.

The Company’s Chinese operations are subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. In addition, Rider Sportsfashion (Langfang) Limited, the Company’s subsidiary controlled through VIE agreements, is subject to 15% of income tax rate from 2017 to 2019.

The Company’s Canada operation is subject to a 26% profit tax based on its taxable net profit. The Company’s Austria subsidiary is subject to a 25% profit tax based on its taxable net profit.

The reconciliation of income tax at the U.S. statutory rate of 21% and 35% in 2018 and 2017, to the Company’s effective tax rate is as follows:

	Six Months Ended June 30,
	2018	2017
U.S. Federal statutory rate	$144,190	$126,070
U.S. State tax	17,736	12,623
Tax rate difference between U.S. and foreign operations	(1,524)	(5,647)
Change of valuation allowance	24,397	41,929
Permanent difference	(25,160)	7,672
Rate change	13,487	-
Effective tax rate	$173,126	$182,647

The provisions for income taxes are summarized as follows;

	Six Months Ended June 30,
	2018	2017
Current
Federal	$21,733	$36,802
State	9,149	12,623
Other foreign countries	100,009	137,319
	130,891	186,744

Deferred
Federal	20,232	-
State	8,516	-
Other foreign countries	-	(4,097)
Rate change	13,487	-
	42,235	(4,097)
Provision for income tax	$173,126	$182,647

The Company had approximately $460,000 net operating loss carryforwards available in the U.S., China, and Austria to reduce future taxable income which will begin to expire from 2037 for U.S. tax purposes and from 2022 for China income tax purpose. Of the total of net operating loss of $460,000, approximately $386,000 was incurred by our company in Austria since it started business in early 2016. The net operating loss of the Company’s wholly-owned Chinese subsidiary (the “WFOE”) could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant PRC tax laws and regulations. The net operating loss from Austrian operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Austria tax laws and regulations. Management believes that, except for Rider Sportsfashion LLC, it is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company recorded a valuation allowance on its deferred tax assets for all period presented except for the operating loss occurred by Rider Sportsfashion LLC in the year ended December 31, 2017. Accordingly, the Company recorded a deferred tax asset of $nil as of June 30, 2018, and $42,235 as of December 31, 2017.

As of June 30, 2018 and December 31, 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the six months ended June 30, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of June 30, 2018 and December 31, 2017.

7. Related Party Transactions and Balances

(1) Kustellar LLC, an entity co-owned by Mr. Weidong Du and Ms. Wei Tan, each a stockholder and director of the Company, provides accounting consulting service to the Company. The Company was billed by Kustellar LLC $nil and $11,555 for the six months ended June 30, 2018 and 2017, respectively; and paid $nil and $20,373 in the six months ended June 30, 2018 and 2017, respectively.

(2) The WFOE and an entity controlled by the Company through VIE agreements leased office space from Ms. Wei Tan in China for approximately $3,000 per month. The lease expires on May 14, 2019. Rent expense incurred to Ms. Wei Tan was approximately $18,000 and $18,000 for the six months ended June 30, 2018 and 2017, respectively.

(3) On June 5, 2015, the Company signed a loan agreement with an officer to advance $75,000 at an annual interest rate of 2.5% with payment of a minimum of $200 per month and due on May 31, 2017. The loan receivable was paid in full in April 2017 and the balance was zero of June 30, 2018 and December 31, 2017.

(4) In April 2018, Designlab entered a Master Agreement and License Agreement with a company for internal-use software development. The company is a California corporation. The individual investor of Designlab is also a majority shareholder of the corporation. Total agreed contact price is $80,000 which is scheduled to be paid by installment payments based on the software development milestones. $20,000 was paid in the six months ended June 30, 2018.

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

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues
North America	$2,711,840	$2,267,187	$4,309,904	$3,623,941
China	807,889	686,736	1,785,196	1,358,182
Europe	151,908	127,384	238,734	202,160
Total revenues	$3,671,637	$3,081,307	$6,333,834	$5,184,283

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Income (loss) before income taxes
North America	$415,357	$447,942	$345,572	$355,170
China	267,715	138,110	383,244	213,297
Europe	(12,640)	(17,856)	(42,200)	(79,288)
Total Income before income taxes	$670,432	$568,196	$686,616	$489,179

	June 30,	December 31,
	2018	2017
Total Assets
North America	$4,790,831	$3,958,690
China	2,852,009	3,248,199
Europe	206,018	54,580
Total Assets	$7,848,858	$7,261,469

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

Certain statements in this section and elsewhere in this report contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements. Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements are subject to significant risks and uncertainties, including but not limited to those relating to product and customer demand, market acceptance of our products, the ability to create new products, the ability to achieve a sustainable profitable business, the effect of economic conditions, the ability to protect our intellectual property rights, competition from other providers and products, risks in product development, our ability to raise capital to fund continuing operations, and other factors discussed from time to time in our filings with the Securities and Exchange Commission (the “SEC”). The Company undertakes no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law. Amounts in this section are in thousands, unless otherwise indicated.

Readers are advised to review the “Risk Factors” section of the Company’s Annual Report on Form 10-K, filed with the SEC on April 2, 2018, for a fuller recitation of the risks that may impact the outcome of the Company’s forward-looking statements.

Overview

We specialize in the design, manufacture and direct sale of customized technical endurance apparel for the cycling, triathlon, running and Nordic skiing markets across Asia, Europe and North America. Our made-to-order, just-in-time (“JIT”) process vertically integrates design, sales and distribution of sporting apparel products.

The chart below illustrates the Company’s current organizational structure:

For the purpose of streamlining its manufacturing operations in China, Rider Sportsfashion (LangFang) took over the operations of Dachang Branch and Garment Processing Branch. The deregistration process for these branches was completed in December 2017 and April 2018, respectively.

Our global sporting apparel business is currently comprised of three core business units: inline retail, which consists of products produced and sold as part of a collection (“INLINE”), OEM contract manufacturing (“OEM”) and custom order. (“CUSTOMORDER”). Our Inline, OEM and Custom order businesses currently account for 14%, 12% and 74%, respectively, of our sales revenue for the six months ended June 30, 2018, comparing with 14%, 11%, and 75% for the six months ended June 30, 2017.

The two primary sales channels for our Inline Retail and Custom Order Retail business are direct sale and wholesale. Direct sale currently generates 85% of our worldwide sales revenues (82% for the six months ended June 30, 2017). Under the direct sale model, we sell our products directly to end users through our Jakroo e-commerce platform. The Jakroo platform allows customers to easily log onto our platform, complete their designs or submit design requests to our Pro designers and place purchase orders. Wholesale currently represents 15% of our revenue for the six months ended June 30, 2018 (18% for the six months ended June 30, 2017). We act as both retailer and wholesaler of our products through our e-commerce platform as well as through large online retailers such as TMall in China. Sales through both channels are executed with payments made directly to us online prior to the production and shipment of products.

 In order to target customers in major markets, we have established sales offices in the United States, Canada, Austria, and China that provide localized sales, marketing and customer service support to our regional markets. As of the date of the report, we have approximately 182 employees worldwide.

The purchase of our new 6,300 square feet U.S. headquarters facility in Pleasanton, California in the first quarter of 2017 was the first step in further strengthening our sales, marketing and innovation teams. During the six months ended June 30, 2018, our design team created 11,313 custom designs, compared to 9,251 custom designs during the same period in 2017, representing a 22% increase in customer design requests. We continue to invest in our 3D design workflows in order to gain greater efficiencies and to improve the end-user experience. Site visits across our .com, .ca and .eu domains rose modestly during the six months ended June 30, 2018, compared to the same period last year. The slightly lower rate of increase of site visits can be attributed to changes in Google’s search algorithms. However, despite this, the quality of our leads has improved, leading to stronger conversion to sale rates. Overall the continual increase in leads can be attributed, in part, to our investments in athlete and high profile team sponsorships, and user experience improvements made to our websites beginning from the latter half of 2017.

During the second quarter ended June 30, 2018, our new customer acquisition increased 13% and our repeat purchase rate increased 33%, compared to the same quarter last year. This resulted in an aggregate revenue growth of 20% across our North American and European operating segments compared to the same period last year. We attribute these positive indicators to the introduction of new product, improvements to our website UX and our ability to consistently maintain a delivery timeline of 2 weeks or less.

We currently lease a 64,000 square feet manufacturing facility at the border of Beijing and Hebei province in China. The facility has annual capacity to produce 500,000 jerseys and manufactures all of our products. We consider our centralized manufacturing facility both a competitive advantage and a key driver behind our ability to maintain exceptionally high levels of quality and industry leading short delivery times. During the second quarter of 2018, we processed approximately 21,000 micro-production lots with a total production quantity of 58,000 units, which represents an increase of 75% and 89%, respectively, compared to the first quarter 2018. 98% of these products were produced and shipped in 14 days or less and 59% were produced and shipped in 7 days or less for the second quarter 2018.

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

Critical Accounting Policies

See Note 2 of the Notes to Audited Financial Statements and section titled Management’s Discussion and Analysis – Significant Accounting Policies included in our Annual Report for the year ended December 31, 2017 for a summary of significant accounting policies and information on recently issued accounting pronouncements.

Results of Operations

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Six Months Ended June 30,
	2018	2017

Revenues	$6,333,834	$5,184,283
Cost of revenues	2,746,307	2,224,170
Gross profit	3,587,527	2,960,113
Selling, general and administrative expense	2,862,940	2,472,866
Interest expense (income), net	37,971	(1,932)
Income before income taxes	686,616	489,179
Income tax expense	173,126	182,647
Net income	$513,490	$306,532

As a percentage of net revenues	Six Months Ended June 30,
	2018	2017

Revenues	100.00%	100.00%
Cost of revenues	43.36	42.90
Gross profit	56.64	57.10
Selling, general and administrative expense	45.20	47.70
Interest expenses (income), net	0.60	(0.04)
Income before income taxes	10.84	9.44
Income tax expense	2.73	3.52
Net income	8.11%	5.92%

Revenues

Net revenues increased approximately $1.15 million, or 22.2%, to $6.33 million in the six months ended June 30, 2018 from $5.18 million in the same period in 2017. Net revenues by business units are summarized below:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
OEM	$773,091	$564,112	$208,979	37.05
INLINE	910,126	737,409	172,717	23.42
CUSTOM ORDERS	4,650,617	3,882,762	767,855	19.78
Total Revenues	$6,333,834	$5,184,283	$1,149,551	22.17

While the increase in net revenue was driven by increases across all business units, our Custom Order and OEM business units’ revenues increased $767,855 or 19.8% and $208,979 or 37.1%, respectively. Revenue growth of Custom Order and OEM business units accounted for approximately 85.0% of the total revenue growth for the six months ended June 30, 2018. Inline revenue increased $172,717, or 23.4%, to $910,126 for the six months ended June 30, 2018 from $737,409 during the same period in 2017. We attribute these results largely to our investments in customer acquisition and retention programs implemented, beginning in the fourth quarter of 2017.

Gross profit

 Gross profit increased $627,414, or 21.2%, to $3.59 million for the six months ended June 30, 2018 from $2.96 million for the same period in 2017. Gross profit as a percentage of net revenues, or gross margin, decreased less than 1% to 56.6 % in the six months ended June 30, 2018 comparing to 57.1% in the same period in 2017. The decrease in gross margin percentage was primarily driven by an increase in cost of revenue by less than 1% to 43.4% comparing to 42.9% during the same period in 2017.

Cost of Revenues

Cost of revenues for our products includes the expenses incurred from our purchase of raw materials, direct labor fees and manufacturing overhead.

For the six months ended June 30, 2018, our total cost of revenues amounted to approximately $2.75 million or 43.4% of total revenues, as compared to approximately $2.22 million or 42.9% of total revenues in the six months ended June 30, 2017. The slight increase in cost of revenues as a percentage of total revenue was primarily due to increase of outbound freight costs associated with shipping goods to customers as cost of goods sold.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist of costs related to marketing, selling, new product development and auditing and legal services. For the six months ended June 30, 2018, selling, general and administrative expenses increased $390,074, or 15.8%, to $2.86 million from $2.47 million for the same period in 2017. As a percentage of net revenues, selling, general and administrative expenses decreased to 45.2% in the six months ended June 30, 2018 from 47.7% for the same period in 2017. These changes were primarily attributable to the follows:

●	We continue to invest in our sales offices in the U.S., Europe, Canada, and China to strengthen our customer service and increase brand awareness through advertising, promotion, and sponsorship in the respective markets.

●	We continue to invest in product development and technology infrastructure.

●	We continue to invest in our employees, the most valuable assets of the company. In addition to the share based- compensation plan, we made a strategic hire to lead our Product R&D in the fourth quarter of 2017 and implemented a more competitive performance based compensation plan beginning January 1, 2018.

●	In 2017, we relocated our U.S. office to the newly purchased property. The related expenses, including interest, depreciation, property tax, and others, increased in the six months ended June 30, 2018 compared with the same period in 2017.

Provision for income taxes

Provision for income taxes decreased $9,521 to $173,126 in the six months ended June 30, 2018 from $182,647 during the same period in 2017. The decrease is line with the reduction of the US statutory tax rate from 35% to 21% from 2018. Our effective tax rate was 25.21% for the six months ended June 30, 2018 as compared to37.34% for the same period in 2017.

Other Comprehensive Income (loss)/Foreign Currency Translation Adjustment

Other comprehensive income (loss)/foreign currency translation adjustment changed $165,478 to a loss of $79,407 in six months ended June 30, 2018 from an income of $86,071 in the same period of 2017. These changes were primarily attributable to the decrease in the US Dollar to RMB exchange rate in the six months ended June 30, 2018 as compared to the same period in 2017.

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,
	2018	2017

Revenues	$3,671,637	$3,081,307
Cost of revenues	1,472,866	1,200,999
Gross profit	2,198,771	1,880,308
Selling, general and administrative expense	1,509,345	1,312,832
Interest expense (income), net	18,994	(720)
Income before income taxes	670,432	568,196
Income tax expense	167,177	185,386
Net income	$503,255	$382,810

As a percentage of net revenues	Three Months Ended June 30,
	2018	2017

Revenues	100.00%	100.00%
Cost of revenues	40.11	38.98
Gross profit	59.89	61.02
Selling, general and administrative expense	41.11	42.60
Interest expense (income), net	0.52	(0.02)
Income before income taxes	18.26	18.44
Income tax expense	4.55	6.02
Net income	13.71%	12.42%

Revenues

Net revenues increased $590,330, or 19.2%, to $3.67 million in the three months ended June 30, 2018 from $3.08 million in the same period in 2017. Net revenues by business units are summarized below:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
OEM	$31,225	$61,007	$(29,782)	(48.82)%
INLINE	624,098	536,191	87,907	16.39%
CUSTOM	3,016,314	2,484,109	532,205	21.42%
Total Revenues	$3,671,637	$3,081,307	$590,330	19.16%

The increase in net revenue was the effect of an increase of Inline and Custom Orders revenue of $87,907 and $532,205, respectively, in the three months ended June 30, 2018 compared to the same period in 2017. We attribute these results largely to our investments in customer acquisition and retention programs implemented, beginning from the fourth quarter of 2017. OEM revenue decreased $29,782, or 48.8%, to $31,225 from $61,007 for the same period in 2017. We continue to shift our capacity to our Custom Order business from the lower margin OEM business.

Gross profit

Gross profit increased $318,463, or 16.9%, to $2.20 million for the three months ended June 30, 2018 from $1.88 million for the same period in 2017. Gross profit as a percentage of net revenues, or gross margin, decreased by 1.1% to 59.9 % in the three months ended June 30, 2018 compared to 61.0% in the same period in 2017. The decrease in gross margin percentage was primarily driven by an increase in cost of revenue by approximately 1.1% to 40.1% compared to 39.0% during the same period in 2017.

Cost of Revenues

Cost of revenues for our products includes the expenses incurred from our purchase of raw materials, direct labor fees and manufacturing overhead.

For the three months ended June 30, 2018, our total cost of revenues amounted to approximately $1.47 million or approximately 40.1% of total revenues, as compared to approximately $1.20 million or approximately 39.0% of total revenues in the three months ended June 30, 2017. The increase in cost of revenues as a percentage of total revenue was primarily due to increase of outbound freight costs associated with shipping goods to customers as cost of goods sold.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $196,513, or 15.0%, to $1.51 million in the three months ended June 30, 2018 from $1.31 million in same period of 2017. As a percentage of net revenues, selling, general and administrative expenses decreased to 41.1% in the second quarter of 2018 from 42.6% in the same period in 2017. The decrease in percentage was primarily attributable to an increase of $590,330 in net revenue for the three months ended June 30, 2018 comparing to the same period in 2017 while selling, general and administrative expenses are relatively stable for the periods.

Provision for income taxes

Provision for income taxes decreased $18,209 to $167,177 in the three months ended June 30, 2018 from $185,386 during the same period in 2017. The decrease is line with the reduction of the US statutory tax rate from 35% to 21% beginning from January 1, 2018. Our effective tax rate was 25% in the three months ended June 30, 2018 as compared to 33% in the same period of 2017.

Other Comprehensive Income (Loss)/Foreign Currency Translation Adjustment

Other comprehensive income (loss)/foreign currency translation adjustment changed $261,000 to a loss of $207,000 in the three months ended June 30, 2018 from an income of $54,000 during the same period in 2017. These changes were primarily attributable to the decrease in the US Dollar to RMB exchange rate in the three months ended June 30, 2018 as compared to the same period in 2017.

Segment Results of Operation

The net revenues and operating income associated with our segments are summarized in the following tables.

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

Revenues by segment are summarized below:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
North America	$4,309,904	$3,623,941	$685,963	18.93
China	1,785,196	1,358,182	427,014	31.44
Europe	238,734	202,160	36,574	18.09
Total revenues	$6,333,834	$5,184,283	$1,149,551	22.17

Net revenues in our North America operating segment increased $685,963, or 18.9%, to $4.31 million in the six months ended June 30, 2018 from $3.62 million in the same period of 2017. It is primarily due to the increase of revenue of our Custom Order business. Net revenues in China increased $427,014, or 31.4%, to $1.79 million in six months ended June 30, 2018 from $1.36 million in the same period of 2017. This increase was primarily due to an increase of revenue from our OEM business in China. It is our strategy to shift our capacity from OEM with lower margin to higher margin business unit, Custom Orders. Revenue generated from the European market showed an increase of $36,574, or 18.1%, to $239,000 in the six months ended June 30, 2018 from $202,000 in the same period of 2017. During the next 6 months, as a result of our divestment in our sponsored team partnership and transition into the slower Fall & Winter season we expect revenues to remain at par with the same period of 2017,

Income (loss) before income taxes by segment is summarized below:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
North America	$345,572	$355,170	$(9,598)	(2.70)
China	383,244	213,297	169,947	79.68
Europe	(42,200)	(79,288)	37,088	(46.78)
Total income before income taxes	$686,616	$489,179	$197,437	40.36

Our North America operating segment shows a decrease of operating income of $9,598, or 2.7%, to $346,000 for the six months ended June 30, 2018 from $355,000 in the same period of 2017. The change in the operating income was primarily driven by the following:

●	An increase in net revenue of $686,000, or 18.9%, for this segment in six months ended June 30, 2018 compared to the same period in 2017;

●	Expansion of our sales team in North America; and

●	Increased marketing and promotional costs.

Our China operating segment showed an increase of operating income of $169,947, or 79.7%, to $383,000 for the six months ended June 30, 2018 from $213,000 in the same period of 2017. This was mainly due to the increase of OEM orders and Inline orders and improvement of production efficiency leading to lower average production costs per unit.

Our Europe business segment showed a decrease of operating loss of $37,088, or 46.8%, to $42,000 for the six months ended June 30, 2018 from a $79,000 operating loss in the same period in 2017. Our revenue generated by the European market has continued to rise and generated an increase in gross profit which has led to less loss in the six months ended June 30, 2018. The reduction in operating losses for the period was primarily due to an increase of revenue, better marketing strategy with lower discount to customers and the termination of our sponsorship agreement with a continental cycling team in Austria.

Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

Revenues by segment are summarized below:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
North America	$2,711,840	$2,267,187	$444,653	19.61
China	807,889	686,736	121,153	17.64
Europe	151,908	127,384	24,524	19.25
Total revenues	$3,671,637	$3,081,307	$590,330	19.16

Net revenues in our North America operating segment increased $444,653 or 19.6%, to $2.71 million in three months ended June 30, 2018 from $2.27 million in the same period of 2017. The increase was primarily due to an increase of revenue of our Custom Order business. Net revenues in China increased $121,153, or 17.6% to $808,000 in the three months ended June 30, 2018 from $687,000 in the same period of 2017. This increase was primarily due to an increase of revenue in our Inline business in China. Net revenue generated from the European market increased by $24,524 to $151,908 in the three months ended June 30, 2018 from $127,000 in the same period of 2017 as a result of reduction of discounts offered to the customer.

Income (loss) before income taxes by segment is summarized below:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
North America	$415,357	$447,942	$(32,585)	(7.27)
China	267,715	138,110	129,605	93.84
Europe	(12,640)	(17,856)	5,216	(29.21)
Total income before income taxes	$670,432	$568,196	$102,236	17.99

Our North America operating segment shows a decrease of operating income of $32,585, or 7.3%, to $415,357 in the three months ended June 30, 2018 from $447,942 for the same period in 2017. The change is due to:

●	An increase of net revenue of $445,000, or 19.6% for this segment in three months ended June 30, 2018 compared to the same period in 2017;

●	An increase in marketing and promotional costs; and

●	Continued expansion of our sales team in North America and a resulting increase the salary.

Our China operating segment showed an increase of $129,605, or 93.8%, from $138,110 in the three months ended June 30, 2017 to $268,000 for the same period in 2018. The increase of operating income is primarily driven by an increase of $121,153 in revenue for this segment during three months ended June 30, 2018 compared to the same period in 2017 and improvement of production efficiency leading to lower average production costs per unit.

Our Europe operating segment showed a decrease of operating loss of $5,216, or 29.2%, for the three months ended June 30, 2018 from $18,000 operating loss in the same period of 2017. Our revenue generated by the European market has continued to rise and generated an increase in gross profit which has led to less loss occurred in the three months ended June 30, 2018.The reduction in operating losses for the period was primarily due to an increase of revenue, better marketing strategy with lower discount to customers and the termination of our sponsorship agreement with a continental cycling team in Austria.

Liquidity and Capital Resources

Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, inventory and capital investments primarily from cash flows from operating activities, cash and cash equivalents on hand. Our working capital requirements generally reflect the growth in our business. Our capital investments have included purchasing factory machinery, leasehold improvements for our offices and factory, land and building, and making investments and improvements in information technology systems.

We believe our cash, cash equivalents on hand and cash from operations are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Although we believe we will have adequate sources of liquidity over the longer term, an economic recession, a slow growth period, decrease in demand for our products, or the need for liquidity to engage in strategic opportunities could adversely affect our business and liquidity or increase our need for liquidity. If and when needed, no assurances can be given that funding will be available to us on acceptable terms, if at all. In addition, instability in or a tightening of the capital markets could adversely affect our ability to obtain additional capital, on terms acceptable to us or at all, to grow or maintain our business. Also, to the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of such securities would result in ownership dilution to existing stockholders.

If adequate funds are not available when needed, we may be required to significantly reduce or refocus our operations.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,
	2018	2017

Net cash provided by (used in):
Operating activities	$682,672	$504,042
Investing activities	(45,976)	(2,524,770)
Financing activities	(34,677)	2,112,655
Effect of exchange rate changes on cash and cash equivalents	(70,134)	57,904
Net increase in cash and cash equivalents	$531,885	$149,831

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

Cash flows provided by operating activities increased $178,630, or 35.4% to $683,000 for the six months ended June 30, 2018 from $504,000 of cash flows provided by operating activities during the same period in 2017. The increase in cash from operating activities was due to decreased net cash flows from operating assets and liabilities of $85,000, an increase in net income of $207,000, and increase resulting from adjustments to net income for non-cash items, which increased $57,000 in the six months ended June 30, 2018 compared to the same period in 2017.

Investing Activities

Cash used in investing activities decreased approximately $2.5 million, or 98.2%, to $46,000 in the six months ended June 30, 2018 from $2.5 million in the same period in 2017, primarily due to lower capital expenditure. For the six months ended June 30, 2017, total capital expenditure was primarily used for a purchase of land and building in the U.S. in the amount of $2.6 million offset by the repayment of a loan received from an officer in the amount $74,000.

Total capital expenditure was $45,976 and $2.6 million in the six months ended June 30, 2018 and 2017, respectively.

Financing Activities

Financing activities during the six months ended June 30, 2017 consisted primarily of $70,134 of proceeds received from related parties, a mortgage loan of $2 million for the purchase of land and building in the U.S. and repayment of the mortgage of $42,500. The Company also received cash of $44,936 from issuances of the Company’s common stock, par value $0.001 per share (the “Common Stock”) in the six months ended June 30, 2017.

The Company’s repayment of its mortgage loan was $34,677 in the six months ended June 30, 2018, compared to $42,500 for the same period in 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that is designed to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedure include, without limitations, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

On January 12, 2017, we filed a lawsuit against the Trademark Review and Adjudication Board of State Administration For Industry & Commerce of the People’s Republic of China (the “Defendant”) with the Beijing Intellectual Property Court, requesting revocation of the verdict (Shangping Zi [2016] .0000098608) made by the Defendant concerning the No. 11757369 “捷酷 JAKROO” trademark’s invalid declaration application. At the same time, we requested the Defendant should make the re-ruling of the invalid declaration application of “捷酷 JAKROO” trademark. On January 12, 2017, the Beijing Intellectual Property Court accepted the case. Up until now, we have not received notice of a hearing. Although the outcome of this case cannot be predicted with certainty, we do not believe that the ultimate resolution of these matters will have a material adverse effect on our financial position or on our results of operation. Other than the above, we are not presently a party to any pending lawsuits or claims.

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

As of the date of this Report, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-k for the year ended December 31, 2017. except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2018, the Company conducted the closing of a private placement transaction pursuant to a subscription agreement (the “Subscription Agreements”) with an investor, who is a non-U.S. persons (as defined in Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”)).

Pursuant to the Subscription Agreement, the Company has issued and sold to the Investor, and the Investor has purchased from the Company, an aggregate of 200,000 shares (the “Shares”) of Common Stock, for a purchase price of $0.25 per Share, for total cash proceeds of $50,000. The Shares were offered and sold in reliance upon Regulation S of the Securities Act and are exempt from the registration requirements of the Securities Act.

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

JAKROO INC.

Date: August 14, 2018	By:	/s/ Weidong (Wayne) Du
Name: Weidong (Wayne) Du
Title: Chief Executive Officer

Date: August 14, 2018	By:	/s/ Wei Tan
Name: Wei Tan
Title: Chief Financial Officer

