Form 10-Q
period 2018-09-30
JAKROO INC.
filed 2018-11-14
CIK 1675442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant (1) has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2018, the registrant had 31,488,650 shares of common stock outstanding.

JAKROO INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Jakroo Inc. and Subsidiaries Consolidated Balance Sheets <Unaudited>

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,847,994	$2,350,930
Accounts receivable	71,272	53,026
Inventories	1,425,346	1,549,996
Prepaid expenses and other current assets	342,392	452,715
Total current assets	4,687,004	4,406,667
Property and equipment, net	3,107,544	2,854,802
TOTAL ASSETS	$7,794,548	$7,261,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$346,085	$245,396
Advance from customers	123,825	653,305
Mortgage payable – current portion	71,974	69,898
Other current liabilities	599,193	296,723
Total current liabilities	1,141,077	1,265,322
Mortgage payable	1,836,877	1,891,019
Total liabilities	2,977,954	3,156,341

Stockholders’ equity:
Jakroo Inc. Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,488,650 and 31,288,650 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	31,489	31,289
Additional paid in capital	827,506	693,352
Statutory reserve	136,652	136,652
Retained earnings	3,686,963	3,023,173
Accumulated other comprehensive loss	(312,927)	(126,596)
Total Jakroo Inc. Stockholders’ equity	4,369,683	3,757,870
Non-controlling interests	446,911	347,258
Total Stockholders’ Equity	4,816,594	4,105,128
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,794,548	$7,261,469

The accompanying Notes are an integral part of these consolidated financial statements

Jakroo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income <Unaudited>

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Revenues	$2,960,810	$2,584,757	$9,294,644	$7,769,040
Cost of revenues	1,160,119	1,035,712	3,906,426	3,259,882
Gross profit	1,800,691	1,549,045	5,388,218	4,509,158
Selling, general and administrative expense	1,455,529	1,432,903	4,318,469	3,905,769
Income from operations	345,162	116,142	1,069,749	603,389
Interest (expense) income	(18,757)	(667)	(56,728)	1,265
Income before income taxes	326,405	115,475	1,013,021	604,654
Income tax provision	90,036	30,076	263,162	212,723
NET INCOME	236,369	85,399	749,859	391,931

Less: Income attributable to non-controlling interest	27,954	12,930	86,069	50,160
NET INCOME ATTRIBUTABLE TO JAKROO INC.	208,415	72,469	663,790	341,771

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(127,627)	63,145	(207,034)	149,216
COMPREHENSIVE INCOME	108,742	148,544	542,825	541,147

Less: Comprehensive income attributable to non-controlling interest	15,192	19,245	65,366	65,082
COMPREHENSIVE INCOME ATTRIBUTABLE TO JAKROO INC.	$93,550	$129,299	$477,459	$476,065

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	31,455,317	30,808,650	31,344,206	30,803,931
EARNING PER SHARE – BASIC	$0.01	$0.00	$0.02	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	32,590,217	32,019,210	32,479,106	32,014,491
EARNING PER SHARE – DILUTED	$0.01	$0.00	$0.02	$0.01

The accompanying Notes are an integral part of these consolidated financial statements.

Jakroo Inc. and Subsidiaries

Consolidated Statements of Cash Flows <Unaudited>

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Cash Flows From Operating Activities:
Net income	$749,859	$391,931
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	102,456	98,051
Gain on disposal of property and equipment	-	(2,584)
Share based compensation	84,354	83,105
Deferred taxes	42,235	-
Changes in operating assets and liabilities:
Accounts receivable	(19,904)	(55,804)
Inventories	49,418	36,254
Prepaid expenses and other current assets	53,595	(80,263)
Accounts payable	117,059	52,860
Advance from customers	(527,517)	(425,023)
Other current liabilities	251,341	116,338
Income tax payable	79,676	48,243
Net cash provided by operating activities	982,572	263,108
Cash Flows from Investing Activities:
Acquisition of property and equipment	(337,226)	(2,611,376)
Collection of loan to officer	-	74,198
Proceeds received from sale of equipment	-	3,022
Net cash used in investing activities	(337,226)	(2,534,156)
Cash Flows from Financing Activities:
Proceeds from related parties	-	97,009
Proceeds from mortgage loan	-	2,040,000
Repayment of mortgage loan	(52,066)	(62,002)
Proceeds from issuance of common stock	50,000	44,936
Net cash provided by (used in) financing activities	(2,066)	2,119,943
Effect of exchange rate changes on cash and cash equivalents	(146,216)	100,049
Net increase (decrease) in cash and cash equivalents	497,064	(51,056)
Cash and cash equivalents, beginning of period	2,350,930	2,777,957
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,847,994	$2,726,901
Supplemental disclosure of cash flow information:
Cash paid during the periods for :
Income taxes	$133,219	$155,487
Interest	$58,403	$13,546
Non-cash investing and financing activities Non-controlling interest contribution of intangible assets	$34,287	$-

The accompanying Notes are an integral part of these consolidated financial statement.

Jakroo Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

(unaudited)

1. Description of business

Jakroo Inc. and its subsidiaries, which are controlled through a series of variable interest agreements, design, manufacture and sell customized technical endurance apparel for the cycling, triathlon, running and Nordic skiing markets. Jakroo Inc. and its consolidated subsidiaries and variable interest entities (“VIE”) are referred to collectively herein as the “Company.”

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2018 and the results of operations and cash flows for the periods ended September 30, 2018 and 2017. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year. The balance sheet on December 31, 2017 has been derived from the audited financial statements at that date. These unaudited financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2017 as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on April 2, 2018.

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

Revenue Recognition

The Company adopted the new accounting standard, ASC 606, Revenue from Contracts with Customers, and all the related amendments (new revenue standard) to all contracts using the modified retrospective method beginning on January 1, 2018. The adoption will not result in an adjustment to the retained earnings as of December 31, 2017. The comparative information will not be restated and will continue to be reported under the accounting standards in effect for those periods. The adoption of the new revenue standard will have no impact on either reported sales to customers or net earnings. The Company will continue to recognize revenue from product sales as goods are shipped or delivered to the customer, as control of goods occurs at the same time.

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard bodies that may have an impact on the Company’s accounting and reporting. The Company believes that any recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

3. Inventories

Inventories consisted of the following:

	September 30, 2018	December 31, 2017
Raw materials	$1,037,600	$903,421
Finished goods	387,746	646,575
Total inventories	$1,425,346	$1,549,996

4. Mortgage payable

The Company entered into a mortgage loan from a bank in the principle amount of $2,040,000 on January 9, 2017, of which $51,000 is interest free and the balance of $1,989,000 bears an annual interest rate of 3.96%. The loan has a ten year term with monthly installments of $12,274 including interest. The final payment of approximately $1,224,000 including interest will be made on January 15, 2027. The mortgage loan is collateralized by the Company’s land and building in the United States.

Principal payments on mortgage payable are due as follows:

Year ending December 31:
2018	$17,775
2019	72,697
2020	75,466
2021	78,757
2022	81,978
Thereafter	1,582,178
$1,908,851

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

On January 5, 2017, the Company signed stock option agreements with certain participants and granted options thereunder to purchase a total of 3,492,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) to such participants. The vesting period of the stock options was four years starting from the date of grant. The exercise price is $0.17 per share. These options will expire ten years from the date of grant, subject to earlier termination as set forth in the Plan and the option agreement.

On August 16, 2017, the Company granted stock options under the Plan to two independent directors to purchase an aggregate of 480,000 shares of Common Stock at a price of $0.25 per share, which vested immediately. These options will be exercisable for a period of five years commencing six months from the date of grant on a cashless exercise basis.

The Company assessed the fair value of the total granted stock options on the grant date using a Black-Scholes Stock Option Pricing Model. Significant assumptions used in calculating the fair value of options are as follows:

●	Expected volatility 54.00% ~ 68.58%;

●	Risk-free interest rate 0.83% ~ 1.24%;

●	Expected term (year) 4 ~ 5;

●	Exercise price $0.17 ~ $0.25.

The estimated fair value of the total granted stock options on the grant date was $507,649, among which $56,509 was recorded in the expense of year 2017 and $451,140 is being amortized over 48 months period. For the nine months ended September 30, 2018 and 2017, total amortization of stock-based compensation expense was $84,354 and $83,105, respectively. For the three months ended September 30, 2018 and 2017, total amortization of stock-based compensation expenses was $28,430 and $28,431, respectively.

A summary of the changes in stock options outstanding under the Plan is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Remaining Contractual Term
Options outstanding at December 31, 2017	3,972,000	$507,649	$0.18	3
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(218,250)	(28,196)	0.17	-
Expired	-	-	-	-
Options outstanding at September 30, 2018	3,753,750	$479,453	$0.18	3

A summary of the status of non-vested options is as follows:

	Shares	Weighted Average Exercise Price
Non-vested at December 31, 2017	2,619,000	$0.17
Granted	-	-
Vested	(873,000)	0.17
Forfeited or exercised	(218,250)	0.17
Non-vested at September 30, 2018	1,527,750	$0.17

On September 1, 2018, an employee of the Company voluntarily resigned her position. An option to purchase an aggregate of 436,500 shares granted to the employee in January 2017. As of the last day of her employment, 218,250 shares were vested. The vested shares can be exercised by the employee during the period from September 1, 2018 to November 30, 2018. The remaining unvested 218,250 options were forfeited.

6. Stockholders’ Equity

Common Share Issuances

In August 2018, the Company issued 200,000 shares of common stock to one investor for cash consideration of $50,000.

7. Provision for Income Taxes

The Company has operations in four tax jurisdictions - the United States, China, Canada and Austria.

The Company’s U.S. operations are subject to income tax according to U.S. tax law.

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017 and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. statutory corporate tax rate from 35% to 21% and creates new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a deferred tax expense of $13,487 for the nine months ended September 30, 2018. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. This amount can be seen on the rate reconciliation as an adjustment to deferred tax asset.

The Company’s Chinese operations are subject to Chinese tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. In addition, Rider Sportsfashion (Langfang) Limited, the Company’s Chinese subsidiary controlled through VIE agreements, is subject to 15% of income tax rate from 2017 to 2019.

The Company’s Canadian operation is subject to a 26% profit tax based on its taxable net profit in Canada.

The Company’s Austria subsidiary is subject to a 25% profit tax based on its taxable net profit in Austria.

The reconciliation of income tax at the U.S. statutory rate of 21% and 35% in 2018 and 2017, to the Company’s effective tax rate is as follows:

	Nine Months Ended September 30,
	2018	2017
Tax at U.S. Federal statutory rate	$212,734	$182,385
U.S. State tax	29,483	16,757
Tax rate difference between U.S. and foreign operations	(1,496)	(41,667)
Change of valuation allowance	36,550	60,684
Permanent difference	(27,596)	(5,436)
Rate change	13,487	-
Effective tax	$263,162	$212,723

The provisions for income taxes are summarized as follows;

	Nine Months Ended September 30,
	2018	2017
Current
Federal	$49,638	$46,363
State	20,895	16,757
Other foreign countries	150,394	149,603
	220,927	212,723

Deferred
Federal	20,232	-
State	8,516	-
Other foreign countries	-	-
Rate change	13,487	-
	42,235	-
Provision for income tax	$263,162	$212,723

The Company had approximately $488,000 net operating loss carryforwards available in the U.S., China, and Austria to reduce future taxable income which will begin to expire from 2037 for U.S. tax purposes and from 2022 for China’s income tax purpose. Of the total of net operating loss of $488,000, approximately $399,000 was incurred by our company in Austria since it started business in early 2016. The net operating loss of the Company’s wholly-foreign owned Chinese subsidiary (“WFOE”) could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant Chinese tax laws and regulations. The net operating loss from the Company’s Austrian operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Austria tax laws and regulations. Management believes that, except for Rider Sportsfashion LLC (the Company’s U.S. subsidiary), it is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company has recorded a valuation allowance on its deferred tax assets for all periods presented except for the operating loss occurred by Rider Sportsfashion LLC in the year ended December 31, 2017. Accordingly, the Company recorded a deferred tax asset of $nil as of September 30, 2018, and $42,235 as of December 31, 2017.

As of September 30, 2018 and December 31, 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the nine months ended September 30, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of September 30, 2018 and December 31, 2017.

8. Related Party Transactions and Balances

(1) Kustellar LLC, an entity co-owned by Mr. Weidong Du and Ms. Wei Tan, each a stockholder and director of the Company, provides accounting consulting service to the Company. The Company was billed by Kustellar LLC $nil and $11,555 for the nine months ended September 30, 2018 and 2017, respectively; and paid $nil and $31,928 in the nine months ended September 30, 2018 and 2017, respectively.

(2) The WFOE and Rider Sportsfashion Ltd. (the Company’s Chinese VIE) leased office space from Ms. Wei Tan in China for approximately $3,000 per month. The lease expires on May 14, 2019. Rent expenses incurred to Ms. Wei Tan was approximately $27,000 and $27,000 for the nine months ended September 30, 2018 and 2017, respectively.

(3) On June 5, 2015, the Company signed a loan agreement with an officer to advance $75,000 at an annual interest rate of 2.5% with payment of a minimum of $200 per month and due on May 31, 2017. The loan was paid in full in April 2017 and the balance of such loan was zero as of September 30, 2018 and December 31, 2017.

(4) In April 2018, Designlab entered a Master Agreement and License Agreement with R2.ai, Inc., a Silicon Valley based Company specialized in artificial intelligence for internal-use software development. The individual investor of Designlab is also a majority shareholder of R2.ai, Inc.. Total agreed contract price is $80,000, which is scheduled to be paid by installment payments based on the software development milestones. $20,000 was paid in the nine months ended September 30, 2018.

9. Segment Data and Related Information

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

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues
North America	$2,162,830	$1,902,442	$6,472,734	$5,526,383
China	653,156	578,084	2,438,352	1,936.266
Europe	144,824	104,231	383,558	306,391
Total revenues	$2,960,810	$2,584,757	$9,294,644	$7,769,040

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Income (loss) before income taxes
North America	$155,611	$36,752	$501,183	$391,922
China	183,651	95,181	566,895	308,478
Europe	(12,857)	(16,458)	(55,057)	(95,746)
Total Income before income taxes	$326,405	$115,475	$1,013,021	$604,654

	September 30,	December 31,
	2018	2017
Total Assets
North America	$4,112,548	$3,958,690
China	3,522,137	3,248,199
Europe	159,863	54,580
Total Assets	$7,794,548	$7,261,469

10. Subsequent Events.

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

Our global sporting apparel business is currently comprised of three core business units: inline retail, which consists of products produced and sold as part of a collection (“Inline”), OEM contract manufacturing (“OEM”) and custom order. (“Custom Order”). Our Inline, OEM and Custom Order businesses currently account for 16%, 10% and 74%, respectively, of our sales revenue for the nine months ended September 30, 2018, comparing with 15%, 9%, and 76% for the nine months ended September 30, 2017.

The two primary sales channels for our Inline retail and Custom Order retail business are direct sale and wholesale. Direct sale currently generates 87% of our worldwide sales revenues (84% for the nine months ended September 30, 2017). Under the direct sale model, we sell and fulfill our products directly to end users through our Jakroo e-commerce platform. The Jakroo platform allows customers to easily log onto our platform, complete their designs or submit design requests to our Pro designers and place purchase orders. Wholesale represented 13% of our revenue for the nine months ended September 30, 2018 (compared to 16% for the nine months ended September 30, 2017). We act as both retailer and wholesaler of our products through our e-commerce platform as well as through large online retailers such as TMall in China. Sales through both channels are executed with payments made directly to us online prior to the production and shipment of products.

In order to target customers in major markets, we have established sales offices in the United States, Canada, Austria, and China that provide localized sales, marketing and customer service support to our regional markets. As of the date of the report, we have approximately 183 employees worldwide.

The purchase of our 6,300 square feet U.S. headquarters facility in Pleasanton, California in the first quarter of 2017 was the first step in further strengthening our sales, marketing and innovation teams. During the nine months ended September 30, 2018, our design team created 20,917 custom designs, compared to 19,173 custom designs during the same period in 2017, representing a 9% increase in customer design requests. We continue to invest in our 3D design workflows in order to gain greater efficiencies and to improve the end-user experience. Site visits across our .com, .ca and .eu domains rose modestly during the nine months ended September 30, 2018, compared to the same period last year. The slightly lower rate of increase of site visits can be attributed to changes in Google’s search algorithms. However, despite this, the quality of our leads has improved, leading to stronger conversion to sale rates. Overall the continual increase in leads can be attributed, in part, to our investments in athlete and high profile team sponsorships, and user experience improvements made to our websites beginning from the latter half of 2017.

During the quarter ended September 30, 2018, our new customer acquisition decreased 6% while our number of returning customers increased 35%, compared to the same quarter last year. This resulted in an aggregate revenue growth of 18% across our North American and European operating segments compared to the same period last year. We attribute the revenue growth to the introduction of new product, increased customer loyalty, improvements to our lead conversion funnel and our ability to consistently maintain a delivery timeline of 2 weeks or less.

We lease a 64,000 square feet manufacturing facility at the border of Beijing and Hebei province in China. The facility has annual capacity to produce 500,000 jerseys and manufactures all of our products. We consider our centralized manufacturing facility both a competitive advantage and a key driver behind our ability to maintain exceptionally high levels of quality and industry leading short delivery times. During the quarter ended September 30, 2018, we processed approximately 17,000 micro-production lots with a total production quantity of 43,000 units, compared to 15,000 lots and 39,000 units respectively during the same period 2017. 100% of these products were produced and shipped in 14 days or less and 51% were produced and shipped in 7 days or less for the third quarter 2018 compared to 100% of products produced in 14 days or less and 50% produced and shipped in 7 days or less during the same period of 2017. During both fiscal periods, the average production lot quantity of 3pcs remained constant.

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

Our selling, general and administrative expenses consist of costs related to marketing, selling, product innovation, supply chain and corporate services. Personnel costs are included in these categories based on each employee’s function. Personnel costs include salaries, stock-based compensation, benefits and incentives.

Results of Operations

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Nine Months Ended September 30,
	2018	2017

Revenues	$9,294,644	$7,769,040
Cost of revenues	3,906,426	3,259,882
Gross profit	5,388,218	4,509,158
Selling, general and administrative expense	4,318,469	3,905,769
Interest expense (income), net	56,728	(1,265)
Income before income taxes	1,013,021	604,654
Income tax expense	263,162	212,723
Net income	$749,859	$391,931

As a percentage of net revenues	Nine Months Ended September 30,
	2018	2017

Revenues	100.00%	100.00%
Cost of revenues	42.03	41.96
Gross profit	57.97	58.04
Selling, general and administrative expense	46.46	50.28
Interest expenses (income), net	0.61	(0.02)
Income before income taxes	10.90	7.78
Income tax expense	2.83	2.74
Net income	8.07%	5.04%

Revenues

Net revenues increased approximately $1.52 million, or 19.6%, to $9.29 million in the nine months ended September 30, 2018 from $7.77 million in the same period in 2017. Net revenues by business units are summarized below:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
OEM	$936,462	$680,628	$255,834	37.59
INLINE	1,488,445	1,171,788	316,657	27.02
CUSTOM ORDERS	6,869,737	5,916,624	953,113	16.11
Total Revenues	$9,294,644	$7,769,040	$1,525,604	19.64

While the increase in net revenue was driven by increases across all business units, our Custom Order and OEM business units’ revenues increased $953,113 or 16.1% and $255,834 or 37.6%, respectively. Revenue growth of Custom Order and OEM business units accounted for approximately 79.2% of the total revenue growth for the nine months ended September 30, 2018. Inline revenue increased $316,657, or 27.0%, to $1,488,445 for the nine months ended September 30, 2018 from $1,171,788 during the same period in 2017. We attribute these results largely to our investments in customer acquisition and retention programs implemented, beginning in the fourth quarter of 2017.

Cost of revenues

For the nine months ended September 30, 2018, our total cost of revenues amounted to approximately $3.91 million or 42.03% of total revenues, as compared to approximately $3.26 million or 41.96% of total revenues in the nine months ended September 30, 2017. The slight increase in cost of revenues as a percentage of total revenue was primarily due to an increase of outbound freight costs associated with shipping goods to customers as cost of goods sold.

Gross profit

Gross profit increased $879,060, or 19.5%, to $5.39 million for the nine months ended September 30, 2018 from $4.51 million for the same period in 2017. Gross profit as a percentage of net revenues, or gross margin, decreased slightly to 57.97% in the nine months ended September 30, 2018 compared to 58.04% in the same period in 2017. The decrease in gross margin percentage was primarily driven by an increase in cost of revenue by less than 1% to 42.03% comparing to 41.96% during the same period in 2017.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist of costs related to marketing, selling, new product development, auditing and legal services. For the nine months ended September 30, 2018, selling, general and administrative expenses increased $412,700, or 10.6%, to $4.32 million from $3.91 million for the same period in 2017. The changes were primarily attributable to the follows:

●	We continue to invest in our sales offices in the U.S., Europe, Canada, and China to strengthen our customer service and increase brand awareness through advertising, promotion, and sponsorship in the respective markets.

●	We continue to invest in product development and technology infrastructure.

●	We continue to invest in our employees, the most valuable assets of the company. In addition to the share based-compensation plan, we made a strategic hire to lead our Product R&D in the fourth quarter of 2017 and implemented a more competitive performance based compensation plan beginning January 1, 2018.

●	In 2017, we relocated our U.S. office to the newly purchased property. The related expenses, including interest, depreciation, property tax, and others, increased in the nine months ended September 30, 2018 compared with the same period in 2017.

As a percentage of net revenues, selling, general and administrative expenses decreased to 46.5% in the nine months ended September 30, 2018 from 50.3% for the same period in 2017. The revenue growth in the nine months ended September 30, 2018 led to an improved ratio between the selling, general and administrative expenses and the net revenue.

Provision for income taxes

Provision for income taxes increased $50,439, or 23.7%, to $263,162 in the nine months ended September 30, 2018 from $212,723 during the same period in 2017. The increase was line with the increase of $408,367, or 67.5%, in the income before taxes to $1.01 million from $604,654 for the same period in 2017. Our effective tax rate was 25.98% for the nine months ended September 30, 2018 as compared to 35.2% for the same period in 2017.

Other comprehensive income (loss)/Foreign currency translation adjustment

 Other comprehensive income (loss)/foreign currency translation adjustment changed $356,250 to a loss of $207,034 in the nine months ended September 30, 2018 from an income of $149,216 in the same period of 2017. These changes were primarily attributable to the decrease in the US Dollar to RMB exchange rate in the nine months ended September 30, 2018 as compared to the same period in 2017.

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended September 30,
	2018	2017

Revenues	$2,960,810	$2,584,757
Cost of revenues	1,160,119	1,035,712
Gross profit	1,800,691	1,549,045
Selling, general and administrative expense	1,455,529	1,432,903
Interest expense (income), net	18,757	667
Income before income taxes	326,405	115,475
Income tax expense	90,036	30,076
Net income	$236,369	$85,399

As a percentage of net revenues	Three Months Ended September 30,
	2018	2017

Revenues	100.00%	100.00%
Cost of revenues	39.18	40.07
Gross profit	60.82	59.93
Selling, general and administrative expense	49.16	55.43
Interest expense (income), net	0.63	0.03
Income before income taxes	11.03	4.47
Income tax expense	3.04	1.17
Net income	7.99%	3.30%

Revenues

Net revenues increased $376,053, or 14.6%, to $2.96 million in the three months ended September 30, 2018 from $2.58 million in the same period in 2017. Net revenues by business units are summarized below:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
OEM	$163,371	$116,516	$46,855	40.21%
INLINE	578,319	434,379	143,940	33.14%
CUSTOM	2,219,120	2,033,862	185,258	9.11%
Total Revenues	$2,960,810	$2,584,757	$376,053	14.55%

The increase in net revenue was the effect of an increase of Inline and Custom Orders revenue of $143,940 and $185,258, respectively, in the three months ended September 30, 2018 compared to the same period in 2017. We attribute these results largely to our investments in customer acquisition and retention programs implemented, beginning from the fourth quarter of 2017. OEM revenue increased $46,855, or 40.21%, to $163,371 from $116,516 for the same period in 2017.

Cost of revenues

For the three months ended September 30, 2018, our total cost of revenues amounted to approximately $1.16 million or approximately 39.2% of total revenues, as compared to approximately $1.04 million or approximately 40.1% of total revenues in the three months ended September 30, 2017. The increase in cost of revenues as a percentage of total revenue was primarily due to an increase of outbound freight costs associated with shipping goods to customers as cost of goods sold.

Gross profit

Gross profit increased $251,646, or 16.2%, to $1.80 million for the three months ended September 30, 2018 from $1.55 million for the same period in 2017. Gross profit as a percentage of net revenues, or gross margin, increased by less than 1% to 60.8% in the three months ended September 30, 2018 compared to 60.0% in the same period in 2017. The increase in gross margin percentage was primarily driven by a decrease in cost of revenue by approximately 0.9% to 39.2% compared to 40.1% during the same period in 2017.

Selling, general and administrative expenses

Our selling, general and administrative expenses increased $22,626, or 1.6%, to $1.46 million in the three months ended September 30, 2018 from $1.43 million in same period of 2017. As a percentage of net revenues, selling, general and administrative expenses decreased to 49.2% in the third quarter of 2018 from 55.4% in the same period in 2017. The decrease in percentage was primarily attributable to an increase of $376,053, or 14.6%, in net revenue for the three months ended September 30, 2018 compared to the same period in 2017 while selling, general and administrative expenses are relatively stable for the periods.

Provision for income taxes

Provision for income taxes increased $59,960 to $90,036 in the three months ended September 30, 2018 from $30,076 during the same period in 2017. The increase was line with the increase of $210,930, or 182.7%, in the income before taxes to $326,405 from $115,475 for the same period in 2017. Our effective tax rate was 28% in the three months ended September 30, 2018 as compared to 26% in the same period of 2017.

Other comprehensive income (loss)/Foreign currency translation adjustment

Other comprehensive income (loss)/foreign currency translation adjustment changed $190,772 to a loss of $127,627 in the three months ended September 30, 2018 from an income of $63,145 during the same period in 2017. These changes were primarily attributable to the decrease in the US Dollar to RMB exchange rate in the three months ended September 30, 2018 as compared to the same period in 2017.

Segment Results of Operation

The net revenues and operating income associated with our segments are summarized in the following tables.

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Revenues by segment are summarized below:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
North America	$6,472,734	$5,526,383	$946,351	17.12
China	2,438,352	1,936,266	502,086	25.93
Europe	383,558	306,391	77,167	25.19
Total revenues	$9,294,644	$7,769,040	$1,525,604	19.64

Net revenues in our North America operating segment increased $946,351, or 17.1%, to $6.47 million in the nine months ended September 30, 2018 from $5.53 million in the same period of 2017. It was primarily due to the increase of revenue of our Custom Order business. Net revenues in China increased $502,086, or 25.9%, to $2.44 million in nine months ended September 30, 2018 from $1.94 million in the same period of 2017. This increase was primarily due to an increase of revenue from our OEM business in China. It is our strategy to shift our capacity from OEM with lower margin to higher margin business unit Custom Orders. Revenue generated from the European market showed an increase of $77,167, or 25.2%, to $383,558 in the nine months ended September 30, 2018 from $306,391 in the same period of 2017. During the next three months, as a result of divestment in our sponsored team partnerships and transition into the slower fall and winter seasons we expect revenues to remain at par or at a slight decline with the same period of 2017.

Income (loss) before income taxes by segment is summarized below:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
North America	$501,183	$391,922	$109,261	27.88
China	566,895	308,478	258,417	83.77
Europe	(55,057)	(95,746)	40,689	(42.50)
Total income before income taxes	$1,013,021	$604,654	$408,367	67.54

Our North America operating segment shows an increase of operating income of $109,261, or 27.9%, to $501,183 for the nine months ended September 30, 2018 from $391,922 in the same period of 2017. The change in the operating income was primarily driven by the following:

●	An increase in net revenue of $946,351, or 17.1%, for this segment in the nine months ended September 30, 2018 compared to the same period in 2017;

●	Expansion of our sales team in North America; and

●	A decrease in sponsorships, discounts and marketing related costs.

Our China operating segment showed an increase of operating income of $258,417, or 83.8%, to $566,895 for the nine months ended September 30, 2018 from $308,478 in the same period of 2017. This was mainly due to the increase of OEM orders and Inline orders and improvement of production efficiency leading to lower average production costs per unit.

Our Europe business segment showed a decrease of the operating loss of $40,689, or 42.5%, to $55,057 for the nine months ended September 30, 2018 from a $95,746 operating loss in the same period in 2017. Our revenue generated by the European market has continued to rise and generated an increase in gross profit which has led to less loss in the nine months ended September 30, 2018. The reduction in operating losses for the period was primarily due to an increase of revenue, better marketing strategy with lower discount to customers and the termination of our sponsorship agreement with a continental cycling team in Austria.

Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Revenues by segment are summarized below:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
North America	$2,162,830	$1,902,442	$260,388	13.69
China	653,156	578,084	75,072	12.99
Europe	144,824	104,231	40,593	38.95
Total revenues	$2,960,810	$2,584,757	$376,053	14.55

Net revenues in our North America operating segment increased $260,388, or 13.7%, to $2.16 million in the three months ended September 30, 2018 from $1.90 million in the same period of 2017. The increase was primarily due to an increase of revenue of our Custom Order business. Net revenues in China increased $75,072, or 13.0% to $653,156 in the three months ended September 30, 2018 from $578,084 in the same period of 2017. This increase was primarily due to an increase of revenue in our Inline business in China. Net revenue generated from the European market increased by $40,593, or 39.0%, to $144,824 in the three months ended September 30, 2018 from $104,231 in the same period of 2017 as a result of reduction of discounts offered to the customer.

Income (loss) before income taxes by segment is summarized below:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
North America	$155,611	$36,752	$118,859	323.41
China	183,651	95,181	88,470	92.95
Europe	(12,857)	(16,458)	3,601	(21.88)
Total income before income taxes	$326,405	$115,475	$210,930	182.66

Our North America operating segment shows an increase of operating income of $118,859, or 323.4%, to $155,611 in the three months ended September 30, 2018 from $36,752 for the same period in 2017. The change is due to:

●	An increase of net revenue of $260,388, or 13.7% for this segment in the three months ended September 30, 2018 compared to the same period in 2017;

●	A positive result from the increase in marketing and promotional efforts; and

●	Increased custom order revenue with higher profit margin

Our China operating segment showed an increase of $88,470, or 93.0%, from $95,181 in the three months ended September 30, 2018 to $183,651 for the same period in 2017. The increase of our operating income is primarily driven by an increase of $75,072, or 13.0%, in revenue for this segment during three months ended September 30, 2018 compared to the same period in 2017 and the improvement of production efficiency leading to lower average production costs per unit.

Our Europe operating segment showed a decrease of operating loss of $3,601, or 21.9%, to $12,857 for the three months ended September 30, 2018 from $16,458 operating loss in the same period of 2017. Our revenue generated by the European market has continued to rise. As a result, we experienced and generated an increase in gross profit which has led to less loss occurred in the three months ended September 30, 2018. The reduction in operating losses for the period was primarily due to an increase of revenue, reduction of customer discounts, and the termination of our sponsorship agreement with a continental cycling team in Austria.

Liquidity and Capital Resources

Our cash requirements have principally been for working capital and capital expenditures. We fund our working capital, inventory and capital investments from cash flows from operating activities and cash and cash equivalents on hand. Our working capital requirements generally reflect the growth in our business. Our capital investments have included purchasing factory machinery, leasehold improvements for our offices and factory, land and building, and making investments and improvements in information technology systems.

We believe our cash, cash equivalents on hand and cash from operations are adequate to meet our liquidity needs and capital expenditure requirements for at least the next 12 months. Although we believe we have adequate sources of liquidity over the long term, an economic recession, a slow growth period, a decrease in demand for our products, or the need for liquidity to engage in strategic opportunities could adversely affect our business and liquidity or increase our need for liquidity. If and when needed, no assurances can be given that funding will be available to us on acceptable terms, if at all. In addition, instability in or a tightening of the capital markets could adversely affect our ability to obtain additional capital, on terms acceptable to us or at all, to grow our business.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
	2018	2017

Net cash provided by (used in):
Operating activities	$982,572	$263,108
Investing activities	(337,226)	(2,534,156)
Financing activities	(2,066)	2,119,943
Effect of exchange rate changes on cash and cash equivalents	(146,216)	100,049
Net increase (decrease) in cash and cash equivalents	$497,064	$(51,056)

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

Cash flows provided by operating activities increased $719,464, or 273.4%, to $982,572 for the nine months ended September 30, 2018 from $263,108 of cash flows provided by operating activities during the same period in 2017. The increase in cash from operating activities was due to increased net cash flows from operating assets and liabilities of $311,063, an increase in net income of $357,928, and an increase resulting from adjustments to net income for non-cash items, which increased $50,473 in the nine months ended September 30, 2018 compared to the same period in 2017.

Investing Activities

Cash used in investing activities decreased approximately $2.20 million, or 86.7%, to $337,226 in the nine months ended September 30, 2018 from $2.53 million in the same period in 2017, primarily due to lower capital expenditure. For the nine months ended September 30, 2017, total capital expenditure was primarily used for a purchase of land and building in the U.S. in the amount of $2.61 million offset by the repayment of a loan received from an officer in the amount $74,198 and $3,022 proceeds received from sale of equipment.

Total capital expenditure was $337,226 and $2.53 million in the nine months ended September 30, 2018 and 2017, respectively.

Financing Activities

Financing activities during the nine months ended September 30, 2017 consisted primarily of $97,009 of proceeds received from related parties, a mortgage loan of $2.04 million for the purchase of land and building in the U.S. and repayment of the mortgage of $62,002. The Company also received cash of $44,936 from issuances of common stock in the nine months ended September 30, 2017.

The Company’s repayment of its mortgage loan was $52,066 in the nine months ended September 30, 2018, compared to $62,002 for the same period in 2017. The company also received cash of $50,000 from issuances of common stock in the nine months ended September 30, 2018.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Readers are cautioned that our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our control have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any control design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Item1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2017. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this report, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017. except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed in its Quarterly Report for the quarter ended June 30, 2018, in June 2018, the Company entered into a subscription agreement (the “Subscription Agreements”) with a non-U.S. person (as defined in Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

In August 2018, pursuant to the Subscription Agreement, the Company issued and sold to the Investor, and the Investor purchased from the Company, an aggregate of 200,000 shares (the “Shares”) of Common Stock, for a purchase price of $0.25 per Share, for total cash proceeds of $50,000. The Shares were offered and sold in reliance upon Regulation S of the Securities Act and the sale of the Shares was exempt from the registration requirements of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

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

JAKROO INC.

Date: November 14, 2018	By:	/s/ Weidong (Wayne) Du
	Name:	Weidong (Wayne) Du
	Title:	Chief Executive Officer

Date: November 14, 2018	By:	/s/ Wei Tan
	Name:	Wei Tan
	Title:	Chief Financial Officer

