Form 10-K
period 2018-12-31
JAKROO INC.
filed 2019-04-01
CIK 1675442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Registrant’s telephone number, including area code: (800) 485-7067

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The registrant’s common stock began being quoted on the OTCs Market on April 30, 2018. As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there were no trading activities of the registrant’s securities were on the OTCQB Markets or any other exchange.

As of March 30, 2019, there were 31,777,110 shares of company common stock issued and outstanding.

Documents Incorporated By Reference – None.

Jakroo Inc.

Annual Report on Form 10-K

For the fiscal year ended December 31, 2018

Unless we have indicated otherwise, or the context otherwise requires, references in this report to the “Company,” “we,” “us” and “our” or similar terms refer to Jakroo Inc., a Nevada corporation and, unless the context otherwise requires, all of its subsidiaries or deemed controlled entities.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents we have filed with the SEC that are incorporated by reference or otherwise referred to herein contain “forward-looking statements”, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve significant risks and uncertainties. Any statements contained, or incorporated by reference, in this report that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and other similar terms and phrases, including references to assumptions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties which may cause our actual results, performance or achievements to be materially different from those expressed or implied by those forward-looking statements.

A variety of factors, some of which are outside our control, may cause our operating results to fluctuate significantly. They include:

●	our ability to establish our business model and generate revenue and profit;

●	our ability to expand our business model beyond engaging in activities on behalf of related parties;

●	our ability to manage or expand operations and to fill customers’ orders on time;

●	our ability to maintain adequate control of our expenses and internal accounting processes generally as we seek to grow;

●	our ability to establish or protect our intellectual property;

●	the impact of significant government regulations in China;

●	our ability to implement marketing and sales strategies and adapt and modify them as needed; and

●	our implementation of required financial, accounting and disclosure controls and procedures and related corporate governance policies.

The foregoing does not represent an exhaustive list of risks that may impact upon the forward-looking statements used herein or in the documents incorporated by reference herein. Please see the section entitled “Risk Factors” of this report for additional risks which could adversely impact our business and financial performance and related forward-looking statements.

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

In 2008 we formed Rider Sportsfashion LLC, and in 2010 we shifted our strategy toward customization and began marketing our products in the U.S. through our home base in Pleasanton, California. In 2014, we established Jakroo Canada Inc., based in Vancouver, British Columbia, to oversee marketing, sales and distribution in the Canadian market. Soon thereafter, in 2015, we established Jakroo GmbH, based in Dornbirn, Austria, to manage marketing, sales and distribution in the European market. Within the U.S. and Canadian markets, the brand is considered to be among the top custom cycling wear brands along with Champion System, Hincapie, Voler, Pactimo and Louis Garneau. While the competitive landscape across Europe varies greatly by region, we consider brands such as Castelli, Bio Racer, Santini, Owayo and Cuore to be our primary competitors. The Jakroo® brand is among the top three selling cycling apparel brands on China’s largest e-commerce platforms, TMALL. Among cycling enthusiasts, Jakroo ranks among the most popular cycling apparel brands in the Chinese market alongside the likes of Santic, Sobike and CCN, all of which are Chinese domestic brands.

Our global business is currently comprised of three core business units: (1) Inline Retail, which consists of products produced and sold as part of a collection; (2) OEM contract manufacturing; and (3) Custom Order. We will continue to maintain the current business ‘mix’ of business, although we expect our OEM business, which currently represents 10% of sales, to account for a lower percentage of our total business at some point in the foreseeable future. We expect Inline Retail to remain stable around 17% and Custom Order is expected to expand slightly higher from its current 73% share.

We have two primary sales channels for our Inline and Custom Order businesses: (1) direct to consumer sales through our website, which represents 88% of total revenues and (2) wholesale, defined as sales to retail shops, promotional distributors and event organizers, which represents, 12% of total revenues for these two channels. Both channels are sold exclusively online through our e-commerce websites or, in the case of China, through large online retailers such as TMALL. Over 98% of our business from these channels is executed with payments made to us online in advance of production and shipment of goods.

Our value proposition is based on fast delivery, no minimum purchase requirements and free design. We currently offer a two-week turnaround time and offer customers two pathways for design: (1) Do it yourself (or DIY), through the exclusive Jakroo Express™ design application and; (2) Jakroo Pro Custom, a free professional design service offered through the Jakroo website. We believe that the combination of these novel offerings provides us with a distinct competitive advantage.

Market Overview & Opportunity

Overview

According to a 2018 report issued by Analytical Research Cognizance, the global Cycling Apparel market size was $3.050 billion in 2017 and is forecast to $5.050 billion in 2025, growing at a CAGR of 6.5% from 2018. 1

According to the Sports & Fitness Industry Association (SFIA), participation in running, cycling and hiking in 2015 reached 140 million people worldwide.2 Participation in cycling as a pastime in the U.S. was estimated at 67 million in 2014, as noted by the online statistics site, Statista.3 This indicates a large potential market for cycling gear. With the inclusion of running and triathlon, we expect to see continued growth in the endurance sports participation, particularly in the youth and women’s segments. According to USA Triathlon, female participation in triathlons has grown from 27% of all participants in 2000 to more than 37% in 2014.

In China, the concept of cycling as a component of a healthy lifestyle has increased as a growing middle class has begun participating in cycling for recreation. In 2014, Ji Cheng, nicknamed the “breakaway killer” for his skill in controlling the speed of the peloton (i.e., the main group of riders in a cycling road race), was the first Chinese cyclist in the history of the Tour de France.

A 2015 survey entitled “Millennial Consumer Trends” by Elite Daily of more than 1,300 millennials (those born between 1980-1996) reports that more than 42% of those surveyed are deeply interested in helping companies develop future products and services, and 62% of millennials say that if a brand engages with them on social networks, they are more likely to become a loyal customer.4

We believe that these trends, coupled with the rapidly growing direct-to-consumer e-commerce and product personalization markets, will create significant opportunities for companies like Jakroo that are equipped with the information and manufacturing architecture to support the new era of “social” commerce.

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

1 “Global Cycling Apparel Market Size, Share 2018 by Demand, Trending Factors , Suppliers, Type, Production, Application and Sales Price, Forecast by 2025,” Reuters, Nov. 14, 2018,

https://www.reuters.com/brandfeatures/venture-capital/article?id=62505.

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

8 “Amazon Commands Nearly Half Of Consumers’ First Product Search, BloomReach Study Finds”. 2015. Forbes” http://www.forbes.com/sites/fionabriggs/2015/10/06/amazon-commands-nearly-half-of-consumers-first-product-search-bloomreach-study-finds/#a3ef0627b779

Our production facility, which had been located in the Tongzhou District of Beijing and was recently relocated to a newly built facility on the border of Beijing and Hebei Province, has been producing technical endurance apparel for more than 13 years. This extensive experience has allowed us to develop specially engineered processes that have been optimized to produce and deliver a high capacity of small quantity orders ranging from 1 piece to 25 pieces, on average, within 10 days, which is a substantially quicker turnaround than our competitors based on delivery times posted on their websites.

In 2018, within our Custom Order segment, we completed 57,532 production lots (also known as work orders) with a total quantity of 152,775 pieces resulting in an average production lot size of 3 pieces. Additionally, 80% of orders were delivered to customers in less than two-weeks and 62% were delivered to customers in less than 10 days.

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

SUPPORT
USD
DEREK
Back to Jakroo
DESIGNLAB
Estimated Delivery Date: April 07
Collections
Design
Customize
Ready to Buy
Color
Text
Symbol
Upload
NOVA
Save
Select Colors
My Palettes
Area 1
Area 2
Area 3
Area 4
Area 5
JAKROO CUSTOM
VIEW MORE COLOR COMBOS

We’ve developed a proprietary, comprehensive design architecture using 3D modeling and, in partnership with external vendors, reengineered, from the ground up, our new Express by Jakroo , the industry’s most advanced self-design and e-commerce platform that provides a rich user experience for the customer and utilizes back-end efficiencies by our production team.

In the spring of 2016, we implemented our make-to-order production module in order to further streamline the item configuration process and achieve greater efficiencies with raw material asset management, production scheduling and cost accounting.

In the fall of 2018, we commenced development and subsequent beta-testing our new personal fit program designed to match customers with the best size and fit for their apparel. With this program, customers provide selected body measurements which are then used to customize the clothing patterns to achieve optimal size and fit preference. We expect to release this program to mainstream customers during the second quarter of 2019. We believe this will have a positive impact on our bottom line through reducing costs associated with customer returns and exchanges and provide the customer with an improved, less stressful online shopping experience.

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

Since 2013, we have created more than 150,000 unique products and published more than 15,000 online custom storefronts on the Jakroo e-commerce platform. These semi-private webpages, hosting the customer’s customized products, allow the customer to order at their convenience 24/7 and share their store with friends, family and team members. Our custom e-commerce platform has been engineered to facilitate the particular requirements of each customer, including flexible ordering dates, order windows, individual shipping and sharing of stores and products.

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

Our Growth Strategy

Customer Acquisition

We acquire the majority of our direct customers online through Search Engine Marketing (SEM) and display marketing campaigns on Google, Bing and social websites such as Facebook and Instagram. In China, comprehensive platforms such as WeChat, and Weibo play an important role in our customer acquisition, engagement and social commerce strategies. We will continue to invest in advertising and marketing to strengthen brand awareness in key markets.

Globally, sponsorship of organized race events and charity rides also plays a key role for customer acquisition, along with sponsorship of influential cycling teams and athletes to establish brand credibility. We currently sponsor several high-profile Gran Fondo cycling and triathlon events across Canada, and California. During 2017 and 2018, we sponsored the UnitedHeathcare Pro Cycling Team, a U.S. based pro-continental team with global recognition among the competitive cycling community. In 2019, we were named the official clothing supplier for the USA CRITS, one of largest and longest running Criterium race series in the United States.

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

We have experienced operational growth since 2011 and we plan to continue our international expansion across Europe and the Asia-Pacific regions. During 2018, we entered into sales agent agreements with independent contractors in the United Kingdom and Australia as a first step to gain market awareness in those regions. Additional opportunities for growth will focus on lateral expansion into related product or sport categories that can benefit from customization. Examples of such categories include high school and collegiate level volleyball, soccer and wrestling teams.

In 2018, 88% of Jakroo’s sales within the North American and European markets came from the Cycling product category, 4.8% from Triathlon and the remainder were shared between Running and Nordic. 77% of total revenues were generated through our direct-to-consumer channel and 23% through resellers. In 2017, 89% of Jakroo’s sales within the North American market came from the Cycling product category, 6% from Triathlon and the remainder were shared between Running and Nordic. We’ve acquired more than 49,000 paying customers since 2013 and have acquired more than 10,000 new customers each year during 2017 and 2018. We will continue to invest in technologies aimed at improving the end-user customer experience and monetizing new leads through expediting the design-to-sale process.

Currently, approximately 82% of total domestic revenues in China come from our Inline retail product collection while the remaining 18% arise from the Custom product category. We plan to continue to drive growth within the custom product channel through investments in marketing and front-end systems. We will transition our make-to-stock production into micro-production lots (quantities of less than 50 pieces) to improve inventory turnover and net margins.

Our Wholesale channel, defined as retail shops and promotional goods distributors, represents 23% of total revenues across North America. For the period from January 2017 to December 2018, we had more than 750 paying customers with the median order value of $1,400 and average order value of $4,200. We will continue to invest in service offerings and technology platforms that provide competitive advantages for retailers.

We launched our new state of the art Design and E-commerce center in the third quarter of 2018 which employs some of the latest technologies emerging from the 3D parametric design and machine learning fields.

Increased Margins and Return on Invested Capital

Our made-to-order, JIT business model mitigates the need to carry inventory, thus freeing up capital to be used for investments in future expansion. Customers pay for goods in advance of production, which allows receivables to be as low as 0.5% of total revenue. North America continues to be our fastest growing market as we continue to establish the Jakroo brand across the East Coast. Looking forward, however, we expect our newly founded European operations to generate a significant portion of global sales over the next three years.

Losses in 2017 were the result of one-time costs associated with the relocation and purchase of our new office in Pleasanton, California and amortization costs related to our stock-based compensation plan. Increases in revenue across our North American and European operating units in 2018 can be attributed to the combination of marketing investments made throughout the trailing 12 months, new product introductions and a shortening of our delivery times, which further strengthened our competitive advantage. Revenue growth in China in 2018 was a result of increased sales in our OEM segment. Improvements in net profit for North America in 2018 can be attributed to a reduction in sponsorship expenses in the latter half of 2018 and an increase in overall revenue from our Custom Order business. Net income improvement in China in 2018 was due to an increase in overall order volume and production efficiencies achieved through the investment in 3D design and pattern software and advanced cutting equipment.

As we continually seek to improve design applications and deployment of our advanced Production Module, we expect to be able to reduce raw material waste and increase front-end efficiencies associated with customer service resulting in greater operating margins.

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

Experienced Management Team

The senior management team at Jakroo and its subsidiaries is comprised of individuals with extensive backgrounds in the sports apparel and manufacturing industries. Our senior operations team also has extensive experience in brand management and market development within the sports apparel industry. Jakroo’s management team is described in more detail beginning on page 49 in the Management section below.

Employees

As of the date of this report, we employed approximately 178 employees as follows:

●	Rider Sportsfashion LLC: 17 full time employees, 3 part-time employee, 3 independent contractors

●	Jakroo Canada Inc.: 5 full time employees

●	Jakroo GmbH: 2 full-time employees

●	Rider Sportsfashion Ltd: 29 full-time employees

●	Rider Sportsfashion (Langfang) Ltd: 124 full-time employees

We consider our relationships with our employees to be good. None of our employees is covered by collective bargaining agreements.

Proprietary Rights

Each of the “J” logo and “Jakroo” mark has been registered as a service mark or trademark within the United States Patent and Trademark Office. In addition, we have obtained trademarks in Australia, Benelux Union (Belgium, Netherland and Luxembourg), Canada, Mainland China, Denmark, Finland, Hong Kong, Taiwan, Malaysia, France, Thailand, Japan, Germany, Korea, Norway, Sweden, Spain, Switzerland and the United Kingdom. Additional registrations of our trademarks in secondary product categories have been registered or are in process of being registered within the respective Trademark offices in the primary countries in which we do business.

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

Risks Related to Our Business

We are a relatively early stage company with a limited operating history as a manufacturer and seller of sporting apparel products. Our limited operating history may not provide an adequate basis to judge our future prospects and results of operations.

We are a relatively early-stage company with a limited operating history. Our first operating subsidiary, Rider Sports Fashion Limited (“Rider Beijing”) was established in Beijing in March 2003 to engage in cycling apparel development, production and sales. In 2007, we established our manufacturing subsidiary. As part of our international expansion and in response to international customer demands, we established our U.S. subsidiary in 2008 and our subsidiaries in Canada and Austria in 2014 and 2015, respectively. Despite our continuous growth, we have limited experience and operating history in the sporting apparel industry. Our limited history may not provide a meaningful basis for investors to evaluate our business, financial performance and prospects.

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

Our custom order and internet retail segments are the core of our business, contributing to more than 90% of our sales revenue in fiscal year 2018. Both segments are retail-based and depend on consumer discretionary spending. As a result, we may be adversely affected if our customers reduce, delay or forego their purchases of our products as a result of continued job losses, bankruptcies, higher consumer debt and interest rates, higher energy and fuel costs, reduced access to credit, falling home prices, lower consumer confidence, uncertainty or changes in tax policies and tax rates and uncertainties due to national or international security concerns. Decreases in sales or online customer traffic will negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products could affect profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

Our results of operations could be materially harmed if we are unable to accurately forecast demand for our products.

We often place orders for raw materials with our suppliers before our customers’ orders are firm. Therefore, if we fail to accurately forecast customer demand, we may experience excess inventory levels or a shortage of product to deliver to our customers. Factors that could affect our ability to accurately forecast demands for our products include:

●	an increase or decrease in consumer demands for our products or for products of our competitors;

●	our failure to accurately predict customer acceptance of new products;

●	new product introductions by competitors;

●	unanticipated changes in general market conditions or other factors, which may result in cancellations of orders or a reduction or increase in the rate of reorders placed by retailers;

●	weak economic conditions or consumer confidence, which could reduce demand for discretionary items such as our products; and

●	terrorism or acts of war, or the threat of terrorism or acts of war, which could adversely affect consumer confidence and spending or interrupt production and distribution of product and raw materials.

Inventory levels in excess of customer demand may result in inventory write-downs and the sale of excess inventory at discounted prices, which could have an adverse effect on our business, results of operations, and financial condition. On the other hand, if we underestimate the demands for our products, our manufacturing facilities may not be able to produce products to meet customer requirements, and this could result in delays in the shipment of products and lost revenues, as well as damage to our reputation and customer relationships. There can be no assurance that we will be able to successfully manage inventory levels to exactly meet future order and reorder requirements.

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

Our core information technology platform runs on Oracle’s NetSuite ERP platform. This includes, all customer management (CRM), manufacturing and resource planning (ERP) and e-commerce processes. All application data, and servers and functionality are outside of our direct ownership and control. As a global service provider, Oracle is fully responsible for the maintenance and security of their platform. Additionally, all related customer payment processing is managed by PCI compliant third party processors and payment gateways such as Merchante Solutions, Cybersource, Altapay and Stripe. As such, we do not store any customer data on our computer systems. Should any of those systems become compromised, our business would be adversely affected until remedied.

Failure to adequately protect or enforce our intellectual property rights could adversely affect our business.

We utilize trademarks on nearly all of our products and believe that having distinctive marks that are readily identifiable is an important factor in creating a market for our goods, in identifying us and in distinguishing our goods from the goods of others. We consider our “Jakroo®” series trademarks to be among our most valuable assets, and we have registered these trademarks in 20 countries and jurisdictions.

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

Our success depends largely on the continued services of our key management members. In particular, our success depends on the continued efforts of Mr. Weidong Du, our Chief Executive Officer, President and Director, has been instrumental in developing our business model and are crucial to our business development. There can be no assurance that Mr. Du will continue in his present capacities for any particular period of time. The loss of the services of Mr. Du could materially and adversely affect our business development. Derek Wiseman, our Chief Operating Officer, also plays a significant role in our business operations, particularly expansion of our customer base in North America and Europe. David Wang, our Chief Financial Officer, plays a significant role in our accounting and public company reporting matters. In addition, we rely on officers and directors of our operating subsidiaries for key aspects of our operations, including sales, product design, manufacturing and quality control. The loss of these key employees would negatively affect our ability to manufacture quality sporting apparel, maintain existing customers, capture new market share and generate sales revenue.

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

We are required to establish and maintain internal controls over financial reporting, disclosure controls and to comply with other requirements of the Sarbanes-Oxley Act and the rules promulgated by the U.S. Securities and Exchange Commission (or the SEC) thereunder. Our senior management, which currently consists of Mr. Weidong Du, Mr. David Wang and Mr. Derek Wiseman, cannot guarantee that our internal controls and disclosure procedures will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances oFf fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management’s override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Approximately 53.7% of our sales for the year ended December 31, 2018 were earned in international markets. We are exposed to risks of changes in U.S. policy for companies having business operations outside the United States, which could have a material adverse effect on our business, results of operations and financial condition.

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

A portion of our operations, including manufacturing and sales, are conducted in the PRC and a significant percentage of our revenue is sourced from the PRC. Accordingly, our financial condition and results of operations are affected to a significant extent by economic, political and legal developments in the PRC.

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

At various times during recent years, the U.S and China have had significant disagreements over political and economic issues. In particular, during 2018, the U.S. and China have escalated tensions over trade issues, which has made an adverse impact on the economic relations between the countries as well as the world economy. Controversies may arise in the future between these two countries that may affect our economic outlook both in the U.S and in China. Any political or trade controversies between the U.S and China, whether or not directly related to our business, could reduce the price of our common stock and also make our business more difficult to operate as we are a U.S public company, have a substantial international operation as well as key facilities in China.

Future inflation in China may inhibit the profitability of our business in China.

In the past, the Chinese economy experienced periods of rapid expansion and high rates of inflation. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our services and products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China and thereby harm the market for our services and products.

The fluctuation of the Renminbi may have a material adverse effect on your investment.

The exchange rates between the Renminbi and the U.S. dollar and other foreign currencies are affected by, among other things, changes in China’s political and economic conditions. As we rely on dividends and other fees paid to us by our subsidiary and affiliated consolidated entities in China, any significant revaluation of the Renminbi could adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, shares of our common stock in foreign currency terms. To the extent that we need to convert U.S. dollars we received from our financing into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar would have an adverse effect on the Renminbi amount we would receive from the conversion. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes, appreciation of the U.S. dollar against the Renminbi would have a negative effect on the U.S. dollar amount available to us. In addition, since our functional and reporting currency is the U.S. dollar while the functional currency of our subsidiary and consolidated affiliated entities in China is Renminbi, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would have a positive or negative effect on our reported financial results, which might not reflect any underlying change in our business, financial condition or results of operations..

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

A portion of our revenue is denominated in Renminbi. Renminbi is currently convertible under the “current account,” which includes dividends, trade and service-related foreign exchange transactions, but not under the “capital account,” which includes foreign direct investment and loans, including loans we may secure from our onshore subsidiaries or variable interest entity. Currently, Jakroo (Beijing) Sports Consulting Co., Ltd (“Jakroo Beijing”), our major PRC subsidiary, which is a wholly-foreign owned enterprise, may purchase foreign currency for settlement of “current account transactions,” including payment of dividends to us, without the approval of the State Administration of Foreign Exchange (“SAFE”) by complying with certain procedural requirements. However, the relevant PRC governmental authorities may limit or eliminate our ability to purchase foreign currencies in the future for current account transactions. Since a significant amount of our future revenue will be denominated in Renminbi, any existing and future restrictions on currency exchange may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside of the PRC or pay dividends in foreign currencies to our shareholders, including holders of our common stock. Foreign exchange transactions under the capital account remain subject to limitations and require approvals from, or registration with, SAFE and other relevant PRC governmental authorities. This could affect our ability to obtain foreign currency through debt or equity financing for our subsidiaries and the variable interest entity.

Our subsidiaries and affiliated entities in China are subject to restrictions on making dividends and other payments to us.

We are a holding company, and we rely on dividends and other equity distributions paid by our PRC subsidiary for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders and service any debt we may incur. If our PRC subsidiary incurs debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to us. In addition, the PRC tax authorities may require Jakroo Beijing to adjust its taxable income under the contractual arrangements it currently has in place with our consolidated variable interest entities in a manner that would materially and adversely affect its ability to pay dividends and other distributions to us.

Under PRC laws and regulations, Jakroo Beijing is a wholly foreign-owned enterprise in China. As such, Jakroo Beijing may pay dividends only out of its accumulated after-tax profits as determined in accordance with PRC accounting standards and regulations. In addition, according to the Detailed Rules for the Implementation of the Law of the People’s Republic of China on Wholly Foreign-owned Enterprises (2014 Revision), or Implementation Rules, a wholly foreign-owned enterprise is required to set aside at least 10% of its accumulated after-tax profits each year, if any, to fund certain statutory reserve funds until the aggregate amount of such funds reaches 50% of its registered capital. At its discretion, a wholly foreign-owned enterprise may allocate a portion of its after-tax profits based on PRC accounting standards to staff welfare and bonus funds. These reserve funds and staff welfare and bonus funds are not distributable as cash dividends.

On March 15, 2019, the National People’s Congress issued the Foreign Investment Law of the People’s Republic of China, or Foreign Investment Law, which will take effect since January 1, 2020. The Law of the People’s Republic of China on Wholly Foreign-Owned Enterprises shall be repealed at the effective date of the Foreign Investment Law, and the Implementation Rules will no longer be applicable from the same date. However, there are substantial uncertainties regarding the interpretation and application of current and future PRC laws, regulations and rules. It is uncertain whether any new PRC laws or regulations relating to making dividends by PRC subsidiary will be adopted or if adopted, what they would provide.

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

SAFE promulgated the Notice of the State Administration of Foreign Exchange on Reforming and Standardizing the Foreign Exchange Settlement Management Policy of Capital Account, or SAFE Circular 16, effective on June 9, 2016, which reiterates some of the rules set forth in SAFE Circular 19, but changes the prohibition against using RMB capital converted from foreign currency-denominated registered capital of a foreign-invested company to issue RMB entrusted loans to a prohibition against using such capital to issue loans to non-associated enterprises. Violations of SAFE Circular 19 and SAFE Circular 16 could result in administrative penalties. SAFE Circular 19 and SAFE Circular 16 may significantly limit our ability to transfer any foreign currency we hold, including the net proceeds from this offering, to our PRC subsidiaries, which may adversely affect our liquidity and our ability to fund and expand our business in China.

On December 26, 2017, China’s National Development and Reform Commission, or the NDRC, issued the Management Rules for Overseas Investment by Enterprises, or the NDRC Order 11. On February 11, 2018, the Catalog on Overseas Investment in Sensitive Industries (2018 Edition), or the Sensitive Industries List, was promulgated. “Overseas investment” as defined in the NDRC Order 11 refers to the investment activities conducted by an enterprise located in the territory of China either directly or through an overseas enterprise under its control by making investment with assets and equities or providing financing or guarantee in order to obtain overseas ownership, control, management rights and other related interests. Overseas investment by a Chinese individual through overseas enterprises under his/her control is also subject to the NDRC Order 11. According to the NDRC Order 11, (i) direct overseas investment by Chinese enterprises or indirect overseas investment by Chinese enterprises or individuals in sensitive industries or sensitive countries and regions requires prior approval by the NDRC; (ii) direct overseas investment by Chinese enterprises in non-sensitive industries and non-sensitive countries and regions requires prior filing with the NDRC; and (iii) indirect overseas investment of over US$300 million by Chinese enterprises or individuals in non-sensitive industries and non-sensitive countries and regions requires reporting with the NDRC. Uncertainties remain with respect to the application of the NDRC Order 11. We are not sure if Jakroo Inc. were to use a portion of the proceeds raised from this offering to fund investments in and acquisitions of complementary business and assets outside of China, such use of U.S. dollars funds held outside of China would be subject to the NDRC Order 11. As the NDRC Order 11 was only recently issued, there are very few interpretations, implementation guidances or precedents to follow in practice. We will continue to monitor any new rules, interpretation and guidance promulgated by the NDRC and communicate with the NDRC and its local branches to seek their opinions, when necessary. If it turns out that the NDRC Order 11 applies to our use of proceeds from the offering mentioned above and we fail to obtain the approval, complete the filing or report our overseas investment using the offering proceeds, as the case may be, in a timely manner as provided under the NDRC Order 11, we may be forced to suspend or cease our investment, or be subject to penalties or other liabilities, which may materially and adversely affect our business, financial condition and prospects.

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

Mr. Weidong Du, Ms. Wei Tan, Mr. Guichun Liu, Ms. Wen Li and Mr. Hao Wang, who directly or indirectly hold our shares and who are known to us as PRC residents, have completed the initial SAFE foreign exchange registrations to reflect our corporate restructuring. Mr. Weidong Du and Ms. Wei Tan have become the United States citizens since September 2018. We have informed Mr. Weidong Du and Ms. Wei Tan to notify the foreign exchange registration authority of the change of their nationality and qo through relevant formalities in accordance with the requirements of the registration authority if necessary. However, we may not at all times be fully aware or informed of the identities of all our shareholders or beneficial owners who are required to make such registrations, and we may not always be able to compel them to comply with all relevant foreign exchange regulations.

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

You may face difficulties in protecting your interests and exercising your rights as our stockholder since we conduct a portion of our operations in China and other foreign locations.

We conduct a material portion of our operations in China through Rider Beijing, our consolidated VIE in China. Because of this, it may be difficult for you to conduct due diligence on our company and business. In addition, a portion of our assets are located outside of the U.S. As a result, our public stockholders may have more difficulty in protecting their interests through actions against us than would stockholders of a corporation doing business entirely or predominantly within the United States.

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

We believe that none of our entities outside of China is a PRC resident enterprise for PRC tax purposes. However, the tax resident status of an enterprise is subject to determination by the PRC tax authorities and uncertainties remain with respect to the interpretation of the term “de facto management body.” If the PRC tax authorities determine that we or any of our subsidiaries outside of China is a PRC resident enterprise for PRC enterprise income tax purposes, then our company or such subsidiary could be subject to PRC tax at a rate of 25% on its world-wide income, which could materially reduce our net income. In addition, we will also be subject to PRC enterprise income tax reporting obligations. Furthermore, if the PRC tax authorities determine that we are a PRC resident enterprise for enterprise income tax purposes, gains realized on the sale or other disposition of our securities may be subject to PRC tax, at a rate of 10% in the case of non-PRC enterprises or 20% in the case of non-PRC individuals (in each case, subject to the provisions of any applicable tax treaty), if such gains are deemed to be from PRC sources. It is unclear whether non-PRC stockholders of our company would be able to claim the benefits of any tax treaties between their country of tax residence and the PRC in the event that we are treated as a PRC resident enterprise. Any such tax may reduce the returns on your investment in our securities.

We and our shareholders face uncertainties with respect to indirect transfers of equity interests in PRC resident enterprises or other assets attributed to a Chinese establishment of a non-Chinese company, or immovable properties located in China owned by non-Chinese companies.

On February 3, 2015, the State Administration of Taxation issued the Bulletin on Issues of Enterprise Income Tax on Indirect Transfers of Assets by Non-PRC Resident Enterprises, or Bulletin 7, which replaced or supplemented previous rules under the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698, issued by the State Administration of Taxation, on December 10, 2009. Pursuant to this Bulletin, an “indirect transfer” of assets, including equity interests in a PRC resident enterprise, by non-PRC resident enterprises may be re-characterized and treated as a direct transfer of PRC taxable assets, if such arrangement does not have a reasonable commercial purpose and was established for the purpose of avoiding payment of PRC enterprise income tax. As a result, gains derived from such an indirect transfer may be subject to PRC enterprise income tax. According to Bulletin 7, “PRC taxable assets” include assets attributed to an establishment in China, immoveable properties located in China, and equity investments in PRC resident enterprises, in respect of which gains from their transfer by a direct holder, being a non-PRC resident enterprise, would be subject to PRC enterprise income taxes. When determining whether there is a “reasonable commercial purpose” of the transaction arrangement, features to be taken into consideration include: whether the main value of the equity interest of the relevant offshore enterprise derives from PRC taxable assets; whether the assets of the relevant offshore enterprise mainly consists of direct or indirect investment in China or if its income mainly derives from China; whether the offshore enterprise and its subsidiaries directly or indirectly holding PRC taxable assets have a real commercial nature which is evidenced by their actual function and risk exposure; the duration of existence of the business model and organizational structure; the replicability of the transaction by direct transfer of PRC taxable assets; and the tax situation of such indirect transfer and applicable tax treaties or similar arrangements. In respect of an indirect offshore transfer of assets of a PRC establishment, the resulting gain is to be included with the enterprise income tax filing of the PRC establishment or place of business being transferred, and would consequently be subject to PRC enterprise income tax at a rate of 25%. Where the underlying transfer relates to the immoveable properties located in China or to equity investments in a PRC resident enterprise, which is not related to a PRC establishment or place of business of a non-resident enterprise, a PRC enterprise income tax of 10% would apply, subject to available preferential tax treatment under applicable tax treaties or similar arrangements, and the party who is obligated to make the transfer payments has the withholding obligation. Where the payer fails to withhold any or withholds insufficient tax, the transferor shall declare and pay such tax to the tax authority by itself within the statutory time limit. Late payments of applicable tax will subject the transferor to default interest. Bulletin 7 does not apply to transactions of sale of shares by investors through a public stock exchange where such shares were acquired from a transaction through a public stock exchange.

On October 17, 2017, SAT issued a Public Notice of SAT on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, or SAT Public Notice 37, which, among others, repealed the Circular 698 on December 1, 2017. SAT Public Notice 37 further details and clarifies the tax withholding methods in respect of income of non-resident enterprises under Circular 698. And certain rules stipulated in Bulletin 7 are replaced by SAT Public Notice 37. Where the non-resident enterprise fails to declare the tax payable pursuant to Article 39 of the Enterprise Income Tax Law, the tax authority may order it to pay the tax due within required time limits, and the non-resident enterprise shall declare and pay the tax payable within such time limits specified by the tax authority; however, if the non-resident enterprise voluntarily declares and pays the tax payable before the tax authority orders it to do so within required time limits, it shall be deemed that such enterprise has paid the tax in time.

We face uncertainties as to the reporting and other implications of certain past and future transactions where PRC taxable assets are involved, such as offshore restructuring, sale of the shares in our offshore subsidiaries and investments. Our company may be subject to withholding obligations if our company is transferee in such transactions, under SAT Public Notice 37 and Bulletin 7. For transfer of shares in our company by investors who are non-PRC resident enterprises, our PRC subsidiaries may be required to expend valuable resources to comply with SAT Public Notice 37 and Bulletin 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that our company should not be taxed under these circulars, which may have an adverse effect on our financial condition and results of operations.

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

On October 17, 2017, SAT issued a Public Notice of SAT on Issues Concerning the Withholding of Non-resident Enterprise Income Tax at Source, or SAT Public Notice 37, which, among others, repealed the Circular 698 on December 1, 2017. SAT Public Notice 37 further details and clarifies the tax withholding methods in respect of income of non-resident enterprises under Circular 698. And certain rules stipulated in SAT Public Notice 7 are replaced by SAT Public Notice 37. Where the non-resident enterprise fails to declare the tax payable pursuant to Article 39 of the Enterprise Income Tax Law, the tax authority may order it to pay the tax due within required time limits, and the non-resident enterprise shall declare and pay the tax payable within such time limits specified by the tax authority; however, if the non-resident enterprise voluntarily declares and pays the tax payable before the tax authority orders it to do so within required time limits, it shall be deemed that such enterprise has paid the tax in time.

We face uncertainties on the reporting and consequences on future private equity financing transactions, share exchange or other transactions involving the transfer of shares in our company by investors that are non-PRC resident enterprises. The PRC tax authorities may pursue such non-resident enterprises with respect to a filing or the transferees with respect to withholding obligation, and request our PRC subsidiaries to assist in the filing. As a result, we and non-resident enterprises in such transactions may become at risk of being subject to filing obligations or being taxed, under Circular 59, Circular 698, Circular 7 and SAT Public Notice 37, and may be required to expend valuable resources to comply with Circular 59, Circular 698, Circular 7 and SAT Public Notice 37 or to establish that we and our non-resident enterprises should not be taxed under these circulars, which may have a material adverse effect on our financial condition and results of operations.

The PRC tax authorities have the discretion under SAT Circular 59, Circular 698, Circular 7 and SAT Public Notice 37 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. Although we currently have no plans to pursue any acquisitions in China or elsewhere in the world, we may pursue acquisitions in the future that may involve complex corporate structures. If we are considered a non-resident enterprise under the PRC Enterprise Income Tax Law and if the PRC tax authorities make adjustments to the taxable income of the transactions under SAT Circular 59 or Circular 698, Circular 7 and SAT Public Notice 37, our income tax costs associated with such potential acquisitions will be increased, which may have an adverse effect on our financial condition and results of operations.

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

Our current corporate structure and business operations may be affected by the newly enacted Foreign Investment Law.

On March 15, 2019, the National People’s Congress approved the Foreign Investment Law, which will take effect on January 1, 2020. Since it is relatively new, uncertainties exist in relation to its interpretation and implementation. The Foreign Investment Law does not explicitly classify whether variable interest entities that are controlled through contractual arrangements would be deemed as foreign invested enterprises if they are ultimately “controlled” by foreign investors. However, it has a catch-all provision under definition of “foreign investment” that includes investments made by foreign investors in China through other means as provided by laws, administrative regulations or the State Council. Therefore it still leaves leeway for future laws, administrative regulations or provisions of the State Council to provide for contractual arrangements as a form of foreign investment. Therefore, there can be no assurance that our control over our VIE through contractual arrangements will not be deemed as foreign investment in the future.

The Foreign Investment Law grants national treatment to foreign-invested entities, except for those foreign-invested entities that operate in industries specified as either “restricted” or “prohibited” from foreign investment in a “negative list” that is yet to be published. It is unclear whether the “negative list” to be published will differ from the current Special Administrative Measures for Market Access of Foreign Investment (Negative List). The Foreign Investment Law provides that foreign-invested entities operating in “restricted” or “prohibited” industries will require market entry clearance and other approvals from relevant PRC government authorities. If our control over our VIE through contractual arrangements are deemed as foreign investment in the future, and any business of our VIE is “restricted” or “prohibited” from foreign investment under the “negative list” effective at the time, we may be deemed to be in violation of the Foreign Investment Law, the contractual arrangements that allow us to have control over our VIE may be deemed as invalid and illegal, and we may be required to unwind such contractual arrangements and/or restructure our business operations, any of which may have a material adverse effect on our business operation.

Furthermore, if future laws, administrative regulations or provisions mandate further actions to be taken by companies with respect to existing contractual arrangements, we may face substantial uncertainties as to whether we can complete such actions in a timely manner, or at all. Failure to take timely and appropriate measures to cope with any of these or similar regulatory compliance challenges could materially and adversely affect our current corporate structure and business operations.

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

The equity interests of Rider Beijing are held by Mr. Weidong Du, Ms. Wei Tan, certain key employees of our operating subsidiaries. Their interests in Rider Beijing may differ from the interests of our company as a whole. These shareholders may breach, or cause our consolidated variable interest entity to breach, the existing contractual arrangements we have with them and our consolidated variable interest entity, which would have a material adverse effect on our ability to effectively control our consolidated variable interest entity and receive economic benefits from it. For example, the shareholders may be able to cause our agreements with Rider Beijing to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that when conflicts of interest arise, any or all of these shareholders will act in the best interests of our company or such conflicts will be resolved in our favor.

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

Risks Relating to Our Common Stock

Our majority stockholders control our company for the foreseeable future, including the outcome of matters requiring shareholder approval.

Mr. Weidong Du, our Chief Executive Officer, President and director and Mr. David Wang, Treasurer and director, have over 83% beneficial ownership of our company, through Kustellar LLC, which is beneficially owned by Mr. Du and Ms. Tan. As a result, such individuals will have the ability, acting together, to control the election of our directors and the outcome of corporate actions requiring shareholder approval, such as: (i) a merger or a sale of our company, (ii) a sale of all or substantially all of our assets, and (iii) amendments to our articles of incorporation and bylaws. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other shareholders and be disadvantageous to our shareholders with interests different from those individuals. Certain of these individuals also have significant control over our business, policies and affairs as officers or directors of our company. Therefore, you should not invest in reliance on your ability to have any control over our company.

No active public market for our common stock currently exists, and an active trading market may not ever develop or be sustained.

An investment in our company will likely require a long-term commitment, with no certainty of return. Our common stock is currently quoted on the OTCQB Market. There has been extremely limited trading in our common stock. In addition, there is a risk that we will not be able to have our stock listed or quoted on a more established market, and even if we are able to do so (of which no assurance can be given), we cannot predict whether an active market for our common stock will ever develop in the future. In the absence of an active trading market:

●	investors may have difficulty buying and selling or obtaining market quotations;
●	market visibility for shares of our common stock may be limited; and
●	a lack of visibility for shares of our common stock may have a depressive effect on the market price for shares of our common stock.

Moreover, the OTCQB Market is a relatively unorganized, inter-dealer, over-the-counter markets that provide significantly less liquidity than any tier of the NASDAQ or the New York Stock Exchange. No assurances can be given that our common stock will be traded on a senior market like NASDAQ or the New York Stock Exchange. In this event, there would be a highly illiquid market for our common stock and you may be unable to dispose of your common stock at desirable prices or at all. Moreover, there is a risk that our common stock could be delisted from the OTCQB Market, in which case it might be listed on OTC Pink, which is even more illiquid than the OTCQB Market.

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

We may require an additional infusion of funds in the future to maintain and grow our business or pursue mergers, acquisitions, strategic partnership or other opportunities. Should we require additional funds, we will be subject to the risk that we will be unable to raise sufficient capital on acceptable terms, or at all. If such financing is not available on satisfactory terms, or is not available at all, we may be required to delay, scale back or eliminate the development of business opportunities and our operations and financial condition may be adversely affected to a significant extent. In the event we were to experience an economic recession or a slow growth period, such an event could adversely affect our business, liquidity and future growth. In addition, should we experience instability in or a tightening of the capital markets, such an event could adversely affect our ability to obtain additional capital to grow our business on terms acceptable to us or at all.

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

Even if an active trading market for our common stock develops, the market price for our common stock may be volatile.

Even if an active trading market for our common stock develops, of which no assurance can be given, the market price for our common stock may be volatile and subject to wide fluctuations due to factors such as:

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

Our common stock is and may continue to be thinly traded, and as a result you may be unable to sell at or near ask prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our common stock presently is an may continue to be “thinly-traded,” meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation may be attributable to a number of factors, including the fact that we are relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and might be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. Broad or active public trading market for our common stock may not develop or be sustained.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which are currently quoted for trading on the OTCQB Market, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Exchange Act, as amended. Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market or, even if so, has a price of less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million. The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15g-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to: (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

Our corporate headquarters are located in Pleasanton, California, where we own and operate 6,500 square feet of office space. In addition, we lease the following properties:

●	Jakroo Canada Inc. (Leased): 2323 Quebec Street, Units 220, 222, Vancouver, Canada, V5T4S7

●	Jakroo GmbH. (Leased): Hintere Achmuhlerstrasse, 1, 6850 Dornbirn, Austria

●	Rider Sportsfashion Ltd (Leased): Room 509, Building C Topbox, No 69 Beichen West Street, Beijing 100029

●	Rider Sportsfashion (Langfang) Limited (Leased): Da Dong Guan Duan, South Chang Tan Road, Da Chang, Lang Fang, Hebei Province, China

Our production facilities are a newly built, 64,000 sq. ft. factory located on the border of Beijing and Hebei Province. The facility has an annual capacity to produce 500,000 jerseys. The lease on this property expires in December 2026.

Item 3.	Legal Proceedings.

On January 12, 2017, we filed a lawsuit against the Trademark Review and Adjudication Board of State Administration For Industry & Commerce of the People’s Republic of China (“the Defendant”) with the Beijing Intellectual Property Court, requesting revocation of the verdict (Shangping Zi [2016] .0000098608) made by the Defendant concerning the No. 11757369 “捷酷 JAKROO” trademark’s invalid declaration application. At the same time, we requested the Defendant make the re-ruling of the invalid declaration application of “捷酷 JAKROO” trademark. On January 12, 2017, the Beijing Intellectual Property Court accepted the case. In June 2018, upon its review of the case, the Beijing Intellectual Property Court dismissed the case. We do not plan to appeal to a higher court and do not believe that the ultimate resolution of this matter has a material adverse effect on our financial position or on our results of operation.

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

Our common stock is currently quoted on the OTCQB Market.

As of March 30, 2019, we had approximately 70 holders of record of our common stock. No cash dividends have been paid on the common stock to date. We currently intend to retain earnings for further business development and do not expect to pay cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of the date of this report with respect to the shares of our common stock that may be issued under our existing equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column

Equity compensation plans approved by security holders (1)	3,535,500	$0.18	11,464,500

(1)	The 2016 Equity Incentive Plan was amended by the Board of Directors and approved by a majority of our stockholders on February 13, 2019.

Item 6.	Selected Financial Data.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those which are not within our control. Please see “Cautionary Note Regarding Forward-Looking Statements” for further information to consider when reviewing this discussion and analysis.

Overview

We specialize in the design, manufacture and direct sale of customized technical endurance apparel for the cycling, triathlon, running and Nordic skiing markets across Asia, Europe and North America. Our made-to-order, just-in-time (“JIT”) process vertically integrates design, manufacturing, sales and distribution of sporting apparel products.

The chart below illustrates our current corporate organizational structure:

For the purpose of streamlining its manufacturing operations in China, Rider Sportsfashion (LangFang) took over the operations of Dachang Branch and Garment Processing Branch. The deregistration process for these branches was completed in December 2017 and April 2018, respectively.

Our global sporting apparel business is currently comprised of three core business units: inline retail, which consists of products produced and sold as part of a collection (“Inline”), OEM contract manufacturing (“OEM”) and custom order (“Custom Order”). Our Inline, OEM and Customer Order businesses currently account for 17%, 10% and 73%, respectively, of our sales revenue for the year ended December 31, 2018, comparing with 18%, 8%, and 74% for the year ended December 31, 2017.

The two primary sales channels for our Inline and Custom Order business are direct to consumer (“DTC”), and wholesale. DTC currently generates 88% of our sales revenues (84% for the year ended December 31, 2017). Under the DTC model, we sell and fulfill our products directly to end consumers exclusively online through e-commerce platforms. In China, DTC sales are processed through online retailers such as TMall and JD.com. Sales in North America and Europe are processed through our proprietary Jakroo e-commerce and licensed e-commerce systems. The Jakroo platform allows customers to easily log onto our platform, complete their designs or submit design requests to our Pro designers and place purchase orders. Wholesale represented 12% of our revenue for the year ended December 31, 2018 compared to 16% for the year ended December 31, 2017. We act as both retailer and wholesaler of our products through our proprietary Jakroo e-commerce platform as well as through large online retailers in China. Sales through both channels are executed with payments made directly to us online prior to the production and shipment of products.

In order to target customers in major markets, we have established sales offices in the United States, Canada, Austria, and China that provide localized sales, marketing and customer service support to our regional markets. As of the date of the report, we have approximately 178 employees worldwide.

The purchase of our 6,300 square feet U.S. headquarters facility in Pleasanton, California in the first quarter of 2017 was a major step in further strengthening our sales, marketing and innovation teams. During the year ended December 31, 2018, our design team created 19,054 custom designs, compared to 19,411 custom designs in the year ended December 31, 2017, representing a 2% decrease in customer design requests. The slight decrease in custom designs can be attributed to the combination of implementing stricter design user requirements for requesting a design and the introduction of our new self-design center in the latter half of the fourth quarter of 2018. We continue to invest in our 3D design workflows in order to gain greater efficiencies and to improve the end-user experience. Site visits across our .com, .ca and .eu domains rose 57% during the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase in site visits can be attributed primarily to deeper investments in search engine and social media marketing. The implementation of stricter user requirements for starting designs has resulted in improved design work flows and stronger conversion to sale rates.

During the year ended December 31, 2018, our new customer acquisition increased 6% while our number of returning customers increased 160%, compared to the last year. This resulted in an aggregate revenue growth of 16% across our North American and European operating segments compared to the year ended December 31, 2017. We attribute the revenue growth to the introduction of new products, implementation of customer activation strategies, improvements to our lead conversion funnel and our ability to consistently maintain a delivery timeline of 2 weeks or less.

We lease a 64,000 square feet manufacturing facility at the border of Beijing and Hebei Province in China. The facility has annual capacity to produce 500,000 jerseys and we manufacture all of our products at the facility. We consider our centralized manufacturing facility both a competitive advantage and a key driver behind our ability to maintain high quality and industry leading short delivery times. During the year ended December 31, 2018, we processed approximately 57,500 Custom Order micro-production lots with a total production quantity of 153,000 units, compared to 50,500 lots and 135,000 units respectively in the year ended December 31, 2017. 97% of these products were produced and shipped in 14 days or less and 62% were produced and shipped in 7 days or less for the year ended December 31, 2018, compared to 98% of products produced in 14 days or less and 43% produced and shipped in 7 days or less during the year ended December 31, 2017. During both fiscal years, the average production lot quantity of 3 pcs remained constant for the Custom Order products.

Our operating segments include North America, China and Europe.

We believe there is increasing recognition of the health benefits of an active lifestyle through cycling, triathlon and running. We believe this trend provides us with an expanding potential consumer base for our products. We also believe there continues to be an increasing number of individuals participating in cycling, triathlon and running activities, thus creating an increased demand for athletic apparel from leisure, pre-athlete and amateur participants. We plan to continue to grow our business over the long term through increased sales of our apparel via our made-to-order, JIT process, and our expansion in international markets.

Although we believe these trends will facilitate our growth, we also face potential challenges that could limit our ability to take advantage of these opportunities, including, among other things, the risk of general economic or market condition that could affect consumer spending and the financial health of our retail customers. In addition, we may not be able to effectively manage our growth as our business becomes a larger and more complex global business. We may not consistently be able to anticipate consumer preferences or develop new and innovative products that meet changing consumer needs and preferences in a timely manner. Furthermore, our industry is very competitive, and competition pressures could cause us to reduce the prices of our products or otherwise affect our profitability.

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

Results of Operations

Year ended December 31, 2018 compared to year ended December 31, 2017

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Year Ended December 31
	2018	2017

Revenues	$10,975,325	$9,470,585
Cost of revenues	4,520,316	4,024,722
Gross profit	6,455,009	5,445,863
Selling, general and administrative expense	5,795,445	5,477,053
Interest expense (income), net	73,101	32,162
Income/(loss) before income taxes	586,463	(63,352)
Income tax expense	193,606	159,534
Net income/(loss)	$392,857	$(222,886)

As a percentage of net revenues	Year Ended December 31
	2018	2017

Revenues	100.00%	100.00%
Cost of revenues	41.19	42.50
Gross profit	58.81	57.50
Selling, general and administrative expense	52.80	57.83
Interest expense (income), net	0.67	0.34
Income /(loss) before income taxes	5.34	(0.67)
Income tax expense	1.76	1.68
Net income/(loss)	3.58%	(2.35)%

Revenues

Net revenues increased approximately $1.50 million, or 15.9%, to approximately $10.98 million for the year ended December 31, 2018 from approximately $9.47 million in 2017. Net revenues by business units are summarized below:

	Year Ended December 31
	2018	2017	$ Change	% Change
OEM	$1,084,645	$749,718	$334,927	44.67%
INLINE	1,896,562	1,751,125	145,437	8.31%
CUSTOM ORDERS	7,994,118	6,969,742	1,024,376	14.70%
Total Revenues	$10,975,325	$9,470,585	$1,504,740	15.89%

The increase in net revenue was driven by increases across all business units. Our OEM business unit’s revenue increased $334,927, or 44.7%, to approximately $1.08 million in the year ended December 31, 2018 from $749,718 in 2017. Our Inline unit’s revenue increased $145,437, or 8.3%, to approximately $1.90 million in the year ended December 31, 2018 from $1.75 million in 2017. Our Custom Order unit’s revenue increased approximately $1.02 million, or 14.7%, to approximately $7.99 million from approximately $6.97 million in 2017. Our Custom Order unit accounted for approximately 72.9% of the total revenue and 68.1% of total revenue growth for the year ended December 31, 2018. We attribute the increase in net revenue largely to the follows:

●	An increase of production capacity by investment in new 3D fashion design software, sublimation printing, heat transfer equipment and advanced automatic cutting machine;
●	Our investments in customer acquisition and retention programs implemented, beginning in the fourth quarter of 2017; and
●	Our focus on the growth of Custom Order sales by continuing to improve our core propositions to the customers and investing in widespread marketing efforts.

Cost of revenues

Cost of revenue for our products includes the expenses incurred from our purchase of raw materials, direct labor fees and manufacturing overhead.

For the year ended December 31, 2018, our total cost of revenues amounted to approximately $4.52 million or 41.2% of total revenues, as compared to approximately $4.02 million or 42.5% of total revenues in 2017. The slight decrease in cost of revenue as a percentage of total revenue was primarily due to the increase of Custom Order sales which has a higher gross margin.

Gross profit

Gross profit increased approximately $1.01 million, or 18.5%, to approximately $6.46 million for the year ended December 31, 2018 from approximately $5.45 million in 2017. Gross profit as a percentage of net revenues, or gross margin, increased by 1.3% to approximately 58.8% in the year ended December 31, 2018 compared to 57.5% in 2017. The increase in gross margin percentage was primarily driven by the increase of Custom Orders sales which has a higher gross margin.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist of costs related to marketing, selling, new product development, auditing and legal services. For the year ended December 31, 2018, selling, general and administrative expenses increased $318,392, or 5.8%, to approximately $5.80 million from approximately $5.48 million in 2017. The changes were primarily attributable to the increase of the professional fees incurred in connection with the listing of our common stock on the OTCQB Market. The professional fees were approximately $118,000 more in 2018 compared to 2017. In addition, we continue to invest in product development, technology infrastructure and our employees, which we believe to be our most valuable assets.

As a percentage of net revenues, selling, general and administrative expenses decreased by 5.0% to 52.8% in the year ended December 31, 2018 from 57.8% in 2017. The net revenue growth and a decrease in online advertising costs in the year ended December 31, 2018 led to an improved ratio between the selling, general and administrative expenses and the net revenue.

Provision for income taxes

Provision for income taxes increased $34,072, or 21.4%, to $193,606 in the year ended December 31, 2018 from $159,534 in 2017. The increase was primarily due to the increase of taxable income in China in the year ended December 31, 2018 as compared to 2017.

Other Comprehensive Income (loss)/Foreign Currency Translation Adjustment

Other comprehensive income (loss)/foreign currency translation adjustment changed $419,743 to a loss of $222,280 in the year ended December 31, 2018 from an income of $197,463 in 2017. These changes were primarily attributable to the decrease in the US Dollar to RMB exchange rate in the year ended December 31, 2018 as compared to 2017.

Segment Results of Operation

The net revenues and operating income associated with our segments are summarized in the following tables.

Year ended December 31, 2018 compared to year ended December 31, 2017

Revenues by segment are summarized below:

	Year Ended December 31
	2018	2017	$ Change	% Change
North America	$7,494,100	$6,512,530	$981,570	15.07%
China	3,061,969	2,623,422	438,547	16.72%
Europe	419,256	334,633	84,623	25.29%
Total revenues	$10,975,325	$9,470,585	$1,504,740	15.89%

Net revenues in our North America operating segment increased $981,570, or 15.1%, to approximately $7.49 million in 2018 from approximately $6.51 million in 2017. It was primarily due to the increase of revenue of our Custom Order business. Net revenues in China increased $438,547, or 16.7%, to approximately $3.06 million in 2018 from approximately $2.62 million in 2017. This increase was primarily due to an increase of revenue from our OEM business in China. Revenue generated from the European market shows an increase of $84,623, or 25.3%, to $419,256 in 2018 from $334,633 in 2017. This increase was mainly driven by the better marketing strategy with lower discount to customers.

Income (loss) before income taxes by segment is summarized below:

	Year Ended December 31
	2018	2017	$ Change	% Change
North America	$34,181	$(125,571)	$159,752	127.22%
China	648,509	209,546	438,963	209.48%
Europe	(96,227)	(147,327)	51,100	(34.68)%
Total Income (loss) before income taxes	$586,463	$(63,352)	$649,815	1,025.72%

Our North America operating segment experienced an increase of operating income of $159,752, or 127.2%, to $34,181 income in 2018, compared with loss of $125,571 in 2017. The change in the operating income was primarily driven by the follows:

●	An increase in net revenue of $981,570, or 15.1%, for this segment in 2018 compared to 2017 and the increase was all from Custom Order unit with higher profit margin; and
●	A decrease of $133,609 in advertising costs including advertisement, promotion and sponsorships.

Our China operating segment shows an increase of operating income of $438,963, or 209.5%, to $648,509 in 2018 from $209,546 in 2017. The increase was primarily due to the increase of sales orders from all channels, and an improvement of production efficiency gained through the capital investment in advanced 3D fashion design software, sublimation printing, heat transfer equipment, and advanced automatic fabric cutting machine that lead to lower average production costs per unit.

Our Europe business segment showed a decrease of the operating loss of $51,100, or 34.7%, to $96,227 in 2018 from a $147,327 operating loss in 2017. Our revenue generated from the European market has continued to rise and generated an increase in gross profit which has led to less loss in 2018. The reduction in operating losses in 2018 was primarily due to an increase of revenue, better marketing strategy with lower discount to customers and the divestment in our sponsorship agreement with a continental cycling team in Austria.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Cash flows for year ended December 31, 2018 compared to year ended December 31, 2017

	Year Ended December 31
	2018	2017

Net cash provided by (used in):
Operating activities	$(14,753)	$9,790
Investing activities	(414,990)	(2,664,101)
Financing activities	17,961	2,087,264
Effect of exchange rate changes on cash and cash equivalents	(140,016)	140,020
Net decrease in cash and cash equivalents	$(551,798)	$(427,027)

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

Cash flows provided by operating activities decreased $24,543, or 250.7%, to $14,753 used in operating activities in 2018 from $9,790 provided by operating activities in 2017. The decrease in cash from operating activities was due to decreased net cash flows from operating assets and liabilities of $668,753, offset by an increase in net income of $615,743, and an increase resulting from adjustments to net income/(loss) for non-cash items, which increased $28,467 in 2018 compared to 2017.

Investing Activities

Cash used in investing activities decreased approximately $2.25 million, or 84.4%, to $414,990 in 2018 from $2.66 million in 2017, primarily due to lower capital expenditures. For 2017, total capital expenditure was primarily used for a purchase of land and building in the amount of $2.74 million offset by the collection of a loan from an officer in the amount $74,198 and $2,378 proceeds received from sale of equipment in 2017.

Total capital expenditure was $414,990 and approximately $2.74 million in 2018 and 2017, respectively.

Financing Activities

Financing activities during 2017 consisted primarily of $38,589 of payments paid to related parties, a mortgage loan of $2.04 million for the purchase of land and building in the U.S. and repayment of the mortgage of $79,083. We also received cash of $164,936 from issuances of common stock in 2017.

Financing activities during 2018 consisted primarily of $37,802 of proceeds received from related parties and repayment of the mortgage of $69,841. We also received cash of $50,000 from issuances of common stock in 2018.

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

Recognition of Revenues

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that replaces existing revenue recognition guidance. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, Topic 606 requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new accounting standard, Topic 606, Revenue from Contracts with Customers, and all the related amendments (new revenue standard) to all contracts using the modified retrospective method beginning on January 1, 2018. In accordance with Topic 606, the Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Generally, the Company recognizes revenue from product sales when goods are delivered to the customer, as control of goods occurs at the same time.

The Company utilized the modified retrospective approach when reviewing its current accounting policies to identify potential differences that would result from applying the new requirements to its customer contracts. This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts. Based on the Company’s review, management did not need to record a cumulative effect adjustment to retained earnings as of the date of initial application and application of this guidance did not have a material impact on its consolidated financial statements for the years ended December 31, 2018 and 2017, respectively.

As part of the adoption of Topic 606, see Note 13 to the Consolidated Financial Statements for further disaggregation of revenue.

Allowance for Doubtful Accounts

We make ongoing estimates relating to the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, we consider historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because we cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event we determine a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expenses in the period in which such a determination was made. As of December 31, 2018 and 2017, the allowance for doubtful accounts was nil.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The significant areas requiring the use of management estimates include, but are not limited to, the allowance for doubtful accounts receivable, inventory mark down allowance, estimated useful life and residual value of property, plant and equipment, impairment of long-lived assets, provision for staff benefits, recognition and measurement of deferred income taxes and valuation allowance for deferred tax assets. Certain estimates, including evaluating the collectability of receivables and the fair market value of inventory, could be affected by external conditions, including those unique to our industry, and general economic condition. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Stock Based Compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options; the expense is recognized over the service period for awards expected to vest. Share-based payments to consultants, service providers and other non-employees are accounted for in accordance with ASC Topic 718, ASC Topic 505, “Equity Payments to Non-Employees” or other applicable authoritative guidance. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider a number of factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Recently Issued Accounting Standards

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We do not believe the adoption of this ASU will have a material effect on our consolidated financial statements or related disclosure.

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income,” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This guidance is effective for all entities for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The amendments in ASU 2018-02 should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We are currently evaluating the potential impact of adopting this new standard on our consolidated statements and related disclosure.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. We have is currently evaluating the impact of the adoption of ASU 2016-02 on our consolidated financial statement presentation or disclosure.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a “smaller reporting company” as defined by Regulation S-K and as such, are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 8.	Financial Statements and Supplementary Data.

Our Financial Statements and Notes thereto and the report of Prager Metis CPAs, LLC, our independent registered public accounting firm, are set forth beginning on page F-1 of this report.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On October 15, 2018 (the “Resination Date”), Paritz & Company, P.A. (“Paritz”) resigned as the independent registered public accounting firm for Jakroo Inc., followed by Paritz’s merger with Prager Metis CPAs, LLC (“Prager Metis”). On October 15, 2018, we engaged Prager Metis as its new independent registered public accounting firm. The change of our independent registered public accounting firm from Paritz to Prager Metis was approved unanimously by our board of directors.

The audit reports of Paritz and Prager Metis CPAs, LLC on our financial statements for the two most recent fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the two most recent fiscal years and through the Resignation Date, there were (i) no disagreements between our company and Paritz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of Paritz, would have caused Paritz to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no reportable events as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, at December 31, 2018, such disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2018. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2018.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of the date of this report are as follows:

Name	Age	Position
Weidong (Wayne) Du	50	Chief Executive Officer, President and Chairman of Board
David Wang	68	Chief Financial Officer
Wei Tan (1)	49	Treasurer and Director
Derek Wiseman(3)	54	Chief Operating Officer, Secretary and Director
Steven Schuster (1)(2)(3)	64	Independent Director
Merry Tang (1)(2)(3)	58	Independent Director

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

David Wang

David Wang has been serving as our Chief Financial Officer since January 2019. Mr. Wang has more than 25 years of experience in tax compliance, financial reporting and business consulting. He also been serving as Chief Financial Officer of Rider Sportsfashion LLC, our U.S. operating subsidiary (“Jakroo US”), since January 2019 and also served as a financial consultant to Jakroo US from 2011 to 2018. Mr. Wang started his public accounting practice as a sole practitioner in 1993 to assist small and medium sized businesses in different industries. Prior to starting his own business, Mr. Wang served as a senior accountant position at an accounting firm and a senior tax auditor at a government agency between 1987 and 1993. Mr. Wang received his Bachelor’s degree in Business Administration, Accounting Option from California State University, East Bay. He is a certified public accountant.

Wei Tan

Wei Tan is co-founder of our Company and currently serving as our Treasurer and director of our Board. As one of our founders, Ms. Tan has served in various accounting and finance managerial positions at our operating subsidiaries since the founding of our subsidiary, Rider Beijing, in 2003. She has served as the Financial Director of Rider US since June 2013, where she manages its accounting and budgets and also developed its financial monitoring and reporting systems. Ms. Tan holds a Bachelor of Economics degree from Zhongnan University of Finance and Economics in China. In considering Ms. Tan’s eligibility to serve on the Board, the Board considered Ms. Tan’s leadership, extensive accounting and financial control background, as well as experience in the sporting apparel industry.

Derek Wiseman

Derek Wiseman is the Secretary and Chief Operating Officer of our Company and a director of our Board. Mr. Wiseman has also taken various executive positions at our operating subsidiaries. He has served as the Chief Operating Officer of Rider US since June 2010. As Chief Operating Officer of Rider US, Mr. Wiseman oversees all operational and technology infrastructure for the organization including talent acquisition, provides programmatic leadership and input for all strategic plan implementation and scoping out the next level of information technology and financial systems to support the growth of specific programs and the organization overall. Mr. Wiseman has served as the Managing Director of Rider Canada and Rider Austria since 2014 and 2015, respectively. At Rider Canada and Rider Austria, Mr. Wiseman manages the forecasting, budgeting and financial planning of these subsidiaries. Mr. Wiseman brings over 20 years of experience in the Action Sports, Athletic and Outdoor industries. Prior to joining Rider US, Mr. Wiseman held various consulting, senior management and executive roles with Gyminee (now DailyBurn), Zamberlan S.r.l., an Italian footwear company, and Phenix Co. Ltd, a Japanese sportswear company. Mr. Wiseman holds a Bachelor’s degree in Theological Studies from Briercrest College & Seminary. In considering Mr. Wiseman’s eligibility to serve on the Board, the Board considered his deep understanding of our business operations, experience in the sporting apparel industry and experience in managing operations in multiple countries and geographic areas.

Steven W. Schuster

Steven W. Schuster has been serving as an independent director of our company since August 2017. Mr. Schuster has been engaged in the practice of corporate and securities law for over 35 years. He has been a partner at McLaughlin & Stern LLP, a New York City based law firm, since 1995 and is currently serving as Chair of the firm’s Corporate and Securities department and Chair of the firm’s China Practice. Mr. Schuster previously served as an independent director of Tower Group, Inc., a Nasdaq listed insurance company from 1996 to 2014 and an independent director of Resonant Software Inc., a private company in the software industry from 2010 to 2017. Mr. Schuster received his B.A. from Harvard University in 1976 and his J.D. from New York University in 1980. In considering Mr. Schuster’s eligibility to serve on the Board, the Board considered his prior directorship at public companies, background in corporate governance and extensive experience working with multinational companies in a wide range of industries.

Merry Tang

Merry Tang, CPA and MA, has been serving as an independent director of our company since August 2017. She is currently a principal of GTZY CPA Group, LLC, a PCAOB registered accounting firm, providing accounting, auditing, taxation, and business consulting services. Prior to forming GZTY CPA Group, LLC, Ms. Tang served as a managing director at GTA International, LLC and partner at Tang & Company, PC — both U.S.-based consulting and CPA firms offering services in risk assessment, audit engagements and Sarbanes-Oxley related documentation to leading banks, financial service providers and telecommunications firms from 2006 to 2008. She also served as a senior auditor in PricewaterhouseCoopers, LLC from 2004 to 2006. Ms. Tang has served on the board of directors of other public companies as an independent director. She has been an independent director of the Ever-glory International Group, Inc., a retailer of branded fashion apparel and a leading global apparel supply chain solution provider since August 2011, and an independent director of China Sunergy Co., Ltd., a specialized manufacturer of solar cell and module products in China since June 2008. Ms. Tang graduated from the Central University of Economics and Finance, Beijing, China with a Bachelor Degree in Finance and Banking in 1983 and a Master’s Degree in Finance in 1986. She also received her Master’s Degree in Accounting from the State University of New York at Albany in 1993. In considering Ms. Tang’s eligibility to serve on the Board, the Board considered Ms. Tang’s extensive accounting and financial control background, experience in risk management as well as directorship at public companies.

Family Relationship

Mr. Weidong (Wayne) Du, our Chief Executive Officer and director, is the husband of Ms. Wei Tan, our Treasurer and director. Mr. Du and Ms. Tan are the principal shareholders of our company through their entity Kustellar LLC.

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

Board Committees and Director Independence

Our Board has determined that our directors Steven Schuster and Merry Tang are independent under applicable SEC rules. Our Board has established three standing committees — Audit, Compensation, and Nominating and Corporate Governance committees. We intend to adopt a charter for each of these committees.

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

We will adopt an Audit Committee charter which will be reviewed annually.

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

We will adopt a Compensation Committee charter which will be reviewed annually.

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

We will adopt a Nominating and Corporate Governance Committee charter which will be reviewed annually.

Code of Business Conduct and Ethics and Insider Trading Policy

We have adopted a code of business conduct and ethics in January 2019, a copy of which is filed as Exhibit 14.1 to this report.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers and directors are not required to file reports pursuant to section 16 of the Exchange Act.

Item 11.	Executive Compensation.

The following table sets forth all compensation paid to our named executive officers at the end of the fiscal years ended December 31, 2018 and 2017. Individuals we refer to as our “named executive officers” include our Chief Executive Officer and our most highly compensated executive officers whose salary and bonus for services rendered in all capacities exceeded $100,000 during the fiscal year ended December 31, 2018.

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Weidong (Wayne) Du Chief Executive Officer,	2017	146,447	33,006	-	-	-	-	5,150	184,603
President, and Director(1)	2018	160,869	38,173	-	-	-	-	-	199,042

David Wang Chief Financial Officer	2017	-	-	-	-	-	-	-	-
	2018	-	-	-	-	-	-	-	-

Derek Wiseman Chief Operating Officer,	2017	125,140	23,075	-	42,294	-	-	18,888	209,397
Secretary and Director (2)	2018	140,249	29,977	-	42,294	-	-	3,776	216,296

(1)	Consists of Mr. Du’s compensation from Jakroo Inc.’s operating subsidiaries, Rider US and Rider Beijing.
(2)	Consists of Mr. Wiseman’s compensation from Jakroo Inc.’s operating subsidiary, Rider US.

Employment Agreements and Potential Payments upon Termination

As of the date of this report, David Wang has entered into an employment agreement with Jakroo U.S., in January 2019, pursuant to which he is entitled to a monthly salary of $4,000 and an option to purchase 80,000 shares of our common stock.

2016 Equity Inventive Plan

On January 5, 2017, our Board of Directors and a majority of the holders of our then outstanding shares of common stock adopted the Jakroo Inc. 2016 Equity Incentive Plan (the “2016 Plan”), which sets forth the terms for the grant of stock awards to our employees. There were 3,535,500 shares of common stock reserved for issuance under the 2016 Plan for the year ended December 31, 2018. On February 13, 2019, our Board of Directors and a majority of the holders of our then outstanding shares of common stock approved an amendment to the our 2016 Plan to increase the number of shares of common stock reserved and available for issuance under the 2016 Plan to 15,000,000 shares of common stock.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance
Equity compensation plans approved by security holders	3,535,500	$0.18	11,464,500
Total	3,535,500	$0.18	11,464,500

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

Outstanding Equity Awards at December 31, 2018 and December 31, 2017

The following table sets forth information concerning outstanding stock options for each named executive officer and director as of December 31, 2018.

Name	Option Awards
	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Weidong (Wayne) Du	-	-	-	-	-
David Wang	-	-	-	-	-
Derek Wiseman	654,750	654,750	-	0.16	01/04/2027
Steven Schuster	240,000	-	-	0.25	08/15/2022
Merry Tang	240,000	-	-	0.25	08/15/2022

The following table sets forth information concerning outstanding stock options for each named executive officer and director as of December 31, 2017.

Name	Option Awards
	Number of securities underlying unexercised options(#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Weidong (Wayne) Du	-	-	-	-	-
Wei Tan	-	-	-
Derek Wiseman	654,750	654,750	-	0.16	01/04/2027
Steven Schuster	240,000	-	-	0.25	08/15/2022
Merry Tang	240,000	-	-	0.25	08/15/2022

Option Exercises and Stock Vested

There were no options exercised by the executive officers or directors during the years ended December 31, 2018 and 2017.

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

Compensation of Directors

The following table sets forth all compensation paid to our Board members during the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Weidong (Wayne) Du	-	-	-	-	-	-	-
Wei Tan	-	-	-	-	-	-	-
Derek Wiseman	-	-	-	-	-	-	-
Steven Schuster	$9,000	-	-	-	-	-	$9,000
Merry Tang	$9,000	-	-	-	-	-	$9,000

The following table sets forth all compensation paid to our Board members during the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Weidong (Wayne) Du	-	-	-	-	-	-	-
Wei Tan	-	-	-	-	-	-	-
Derek Wiseman	-	-	-	-	-	-	-
Steven Schuster	$9,000	-	-	-	-	-	$9,000
Merry Tang	$9,000	-	-	-	-	-	$9,000

None of our directors has received any compensation for their services as a director of our company or any of our subsidiaries or VIE entities for the fiscal year ended December 31, 2016.

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

Name and Address of beneficial owner (1)	Amount and nature of beneficial ownership of Common Stock (2)	Percentage of outstanding Common Stock (3)
Weidong (Wayne) Du (4)	25,899,000	81.5%
Wei Tan (4)	25,899,000	81.5%
Derek Wiseman (5)	684,750	2.2%
Steven Schuster (7)	240,000	*
Merry Tang (8)	240,000	*
David Wang (9)	~~-~~	*
All directors and executive officers as a group (6 persons)	27,063,750

Other 5% Stockholders
Kustellar LLC (6)	25,899,000	81.5%

* Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is 5906 Stone Ridge Mall Road, Pleasanton, CA 94588.
(2)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)	The percentage of class is based on 31,777,110 shares of common stock issued and outstanding as of the date of this report.
(4)	Mr. Du and Ms. Tan are husband and wife. Their shares are held by Kustellar LLC, a California limited liability company of which Mr. Du and Ms. Tan jointly own 100% of the equity interests.
(5)	Consists of 30,000 shares of common stock and options to purchase 654,750 shares of common stock which were awarded to Mr. Wiseman under the Jakroo Inc. 2016 Equity Incentive Plan.
(6)	Mr. Du and Ms. Tan jointly own 100% of the equity interests of Kustellar LLC. Mr. Du is the sole manager of Kustellar LLC and has voting and dispositive power over the shares held by Kustellar LLC.
(7)	Mr. Schuster has been granted an incentive stock option to purchase 240,000 shares of common stock, which is exercisable until August 2022.
(8)	Ms. Tang has been granted an incentive stock option to purchase 240,000 shares of common stock, which is exercisable until August 2022.
(9)	As part of his employment agreement entered into with us in January 2019, Mr. Wang was granted an option to purchase 80,000 shares of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Below are descriptions of all transactions since January 1, 2018, or which are currently being proposed, to which we were a party or will be a party, in which:

●	the amounts involved exceeded or will exceed the lesser of $120,000 and 1% of the average of our total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers or holders of more than 5% of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest.

Kustellar LLC, an entity co-owned by Mr. Weidong Du and Ms. Wei Tan, each a stockholder and director of our company, provides accounting consulting service to our company. We were billed by Kustellar LLC $nil and $11,555 for the years ended December 31, 2018 and 2017, respectively; and paid $nil and $31,928 in the years ended December 31, 2018 and 2017, respectively.

The WFOE and Rider Sportsfashion Ltd. (our Chinese VIE) leased office space from Ms. Wei Tan in China for approximately $3,000 per month. The lease expires on May 14, 2019. Rent expenses incurred to Ms. Wei Tan were approximately $36,000 for the years ended December 31, 2018 and 2017, respectively.

On June 5, 2015, we signed a loan agreement with our Chief Operating Officer to advance $75,000 at an annual interest rate of 2.5% with payment of a minimum of $200 per month and due on May 31, 2017. The loan was paid in full in April 2017 and the balance of such loan was zero as of December 31, 2018 and 2017, respectively.

In April 2018, Designlab entered a Master Agreement and License Agreement with R2.ai, Inc., a Silicon Valley-based company specializing in artificial intelligence for internal-use software development. The individual investor of Designlab is also a majority shareholder of R2.ai, Inc.Total contract price is $80,000, which is scheduled to be paid by installment payments based on the software development milestones. $20,000 was paid in the year ended December 31, 2018.

In 2018, Mr. Weidong Du and Ms. Wei Tan, each a stockholder and director of our company, were paid in advance for business travel relating to our company. In 2018, we did not reimburse Mr. Weidong Du and Ms. Wei Tan for these amounts. As of December 31, 2018, we had total $36,426 payable to Mr. Weidong Du and Ms. Wei Tan.

Item 14.	Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed by Paritz & Company, P.A. for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2017 totaled $71,855.

The aggregate fees billed by Prager Metis for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2018 totaled $65,000.

Audit-Related Fees. Audit-related services consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed by Paritz & Company, P.A and Prager Metis, respectively, for audit-related services rendered during the last two fiscal years.

Tax Fees. Tax services consist of fees for the preparation of federal and state tax returns. There were no fees billed by Paritz & Company, P.A and Prager Metis for tax services rendered during the last two fiscal years.

All Other Fees. None.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

The following exhibits are filed with this report.

Exhibit No.	Description
3.1	Articles of Incorporation of the Company (1)
3.2	Bylaws of the Company (1)
3.3	Certificate of Amendment to Articles of Incorporation (1)
10.1	Business Operation Agreement, dated December 15, 2016, by and among Jakroo (Beijing) Sports Consulting Co., Ltd., Rider Sportsfashion Limited and Shareholders of Rider Sportsfashion Limited (1)
10.2	Equity Pledge Agreement, dated December 15, 2016, by and among Jakroo (Beijing) Sports Consulting Co., Ltd., Rider Sportsfashion Limited and Shareholders of Rider Sportsfashion Limited (1)
10.3	Exclusive Call Option Agreement, dated December 15, 2016, by and among Jakroo (Beijing) Sports Consulting Co., Ltd., Rider Sportsfashion Limited and Shareholders of Rider Sportsfashion Limited (1)
10.4	Exclusive Technical Consulting and Service Agreement, dated December 15, 2016, by and between Jakroo (Beijing) Sports Consulting Co., Ltd., Rider Sportsfashion Limited (1)
10.5	Form of Power of Attorney (1)
10.6	Form of Custom Processing Framework Agreement (1)
10.7	Form of OEM Cooperation Agreement (1)
10.8	Tmall Sales Authorization Agreement, dated January 22, 2016, by and between First Branch of Rider Sportsfashion Limited and Hangzhou Fengxue Outdoor Products Co., Ltd. (1)
10.9	Agency Agreement, dated April 22, 2016, by and between Rider Sportsfashion Limited and Wuchang Longqi Bicycle Operation Department. (1)
10.10	Sales Contract, dated October 17, 2014, by and between Rider Sportsfashion Limited and Beijing Fortuna Digital Graphics Co., Ltd. (1)
10. 11	Lease Agreement, dated February 25, 2014, by and between Hongzhang Zhao and Rider Sportsfashion Limited. (1)
10.12	Lease Agreement, dated October 18, 2016, by and between Sonxiang Zhou and Rider Sportsfashion Limited. (1)
10.13	Jakroo Inc. 2016 Equity Incentive Plan. (1)
10.14	Subscription Agreement, dated April 25, 2016, by and between the Company and Kustellar LLC. (1)
10.15	Subscription Agreement, dated April 22, 2016, by and between the Company and Custom Apparel Limited. (1)
10.16	Share Purchase Agreement, dated May 30, 2016, by and among Jakroo Inc., Kurstellar LLC, Custom Apparel Limited, Rider Sportsfashion Limited, the founders of Rider Sportsfashion Limited and London Financial Group Ltd. (1)
10.17	Supplemental Agreement, dated November 18, 2016, by and among Jakroo Inc., Kurstellar LLC, Custom Apparel Limited, Rider Sportsfashion Limited, the founders of Rider Sportsfashion Limited and London Financial Group Ltd. (1)
10.18	Form of Subscription Agreement in connection with the January 2017 Regulation D offering. (1)
10.19	Form of Subscription Agreement in connection with January 2017 Regulation S offering. (1)
10.20	Amendment No. 1 to Jakroo Inc. 2016 Equity Incentive Plan. (2)
14.1	Code of Ethics*
21.1	Subsidiaries of the Registrant (1)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. #

101.ins	XBRL Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith

#	Furnished herewith

(1)	Previously filed with Form S-1, dated April 21, 2017.

(2)	Previously filed with Form 8-K, dated March 4, 2019.

Item 16.	Form 10-K Summary

We have elected not to include a summary pursuant to this Item 16.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKROO INC.

Date: April 1, 2019	By:	/s/ Weidong (Wayne) Du
	Name:	Weidong (Wayne) Du
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ David Wang
	Name:	David Wang
	Title:	Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Weidong (Wayne) Du	Chief Executive Officer, President	April 1, 2019
Weidong (Wayne) Du	and Chairman of Board

/s/ David Wang	Chief Financial Officer	April 1, 2019
David Wang

/s/ Wei Tan	Treasurer and Director	April 1, 2019
Wei Tan

/s/ Derek Wiseman	Chief Operating Officer, Secretary and Director	April 1, 2019
Derek Wiseman

/s/ Steven Schuster	Director	April 1, 2019
Steven Schuster

/s/ Merry Tang	Director	April 1, 2019
Merry Tang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Stockholders and the Board of Directors

of Jakroo Inc.

5906 Stoneridge Mall Road

Pleasanton, CA 94588

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Jakroo Inc. (the “Company”) as of December 31, 2018, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2018 and related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Prager Metis CPAs, LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey

April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Jakroo Inc.

5906 Stoneridge Mall Road

Pleasanton, CA 94588

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Jakroo Inc. (the “Company”) as of December 31, 2017, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

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

Hackensack, NJ

April 2, 2018

Jakroo Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$1,799,132	$2,350,930
Accounts receivable	60,151	53,026
Inventories	1,859,669	1,549,996
Prepaid expenses and other current assets	329,414	452,715
Total current assets	4,048,366	4,406,667
Property and equipment, net	3,136,902	2,854,802
TOTAL ASSETS	$7,185,268	$7,261,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$462,717	$245,396
Due to related parties	36,426	-
Advance from customers	122,597	653,305
Mortgage payable – current portion	72,697	69,898
Other current liabilities	199,675	296,723
Total current liabilities	894,112	1,265,322
Mortgage payable	1,818,379	1,891,019
Total liabilities	2,712,491	3,156,341

Stockholders’ equity:
Jakroo Inc. Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,488,650 and 31,288,650 shares issued and outstanding as of December 31, 2018 and 2017, respectively	31,489	31,289
Additional paid in capital	855,938	693,352
Statutory reserve	136,652	136,652
Retained earnings	3,358,766	3,023,173
Accumulated other comprehensive loss	(326,648)	(126,596)
Total Jakroo Inc. Stockholders’ equity	4,056,197	3,757,870
Non-controlling interests	416,580	347,258
Total Stockholders’ Equity	4,472,777	4,105,128
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,185,268	$7,261,469

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Jakroo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (loss)

	Year Ended December 31,
	2018	2017

Revenues	$10,975,325	$9,470,585
Cost of revenues	4,520,316	4,024,722
Gross profit	6,455,009	5,445,863
Selling, general and administrative expense	5,795,445	5,477,053
Income (loss) from operations	659,564	(31,190)
Interest expense, net of interest income	(73,101)	(32,162)
Income (loss) before income taxes	586,463	(63,352)
Income taxes	193,606	159,534
NET INCOME/(LOSS)	392,857	(222,886)

Less: Income attributable to non-controlling interest	57,264	586
NET INCOME/(LOSS) ATTRIBUTABLE TO JAKROO INC.	335,593	(223,472)

OTHER COMPREHENSIVE INCOME/(LOSS):
Foreign currency translation adjustment	(222,280)	197,463
COMPREHENSIVE INCOME/(LOSS)	170,577	(25,423)

Less: Comprehensive income attributable to non-controlling interest	35,036	20,332
COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO JAKROO INC.	$135,541	$(45,755)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	31,380,705	30,898,157
EARNING/(LOSS) PER SHARE – BASIC	$0.01	$(0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	33,049,913	30,898,157
EARNING/(LOSS) PER SHARE – DILUTED	$0.01	$(0.01)

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Jakroo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Jakroo Inc. Stockholders’ Equity
	Common Stock		Additional Paid in	Statutory	Retained	Accumulated Other Comprehensive		Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Reserve	Earnings	Income/(loss)	Total	Interest	Equity
Balance as of December 31, 2016	30,604,425	$30,604	$361,057	$136,652	$3,246,645	$(304,313)	$3,470,645	$326,926	$3,797,571
Issuance of common stock for cash	684,225	685	164,251	-	-	-	164,936	-	164,936
Share-based compensation	-	-	168,044	-	-	-	168,044	-	168,044
Net income (loss)	-	-	-	-	(223,472)	-	(223,472)	586	(222,886)
Foreign currency translation adjustment	-	-	-	-	-	177,717	177,717	19,746	197,463
Balance as of December 31, 2017	31,288,650	31,289	693,352	136,652	3,023,173	(126,596)	3,757,870	347,258	4,105,128
Contribution from non-controlling interest	-	-	-	-	-	-	-	34,286	34,286
Issuance of common stock for cash	200,000	200	49,800	-	-	-	50,000	-	50,000
Share-based compensation	-	-	112,786	-	-	-	112,786	-	112,786

Net income	-	-	-	-	335,593	-	335,593	57,264	392,857
Foreign currency translation adjustment	-	-	-	-	-	(200,052)	(200,052)	(22,228)	(222,280)
Balance as of December 31, 2018	31,488,650	$31,489	$855,938	$136,652	$3,358,766	$(326,648)	$4,056,197	$416,580	$4,472,777

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Jakroo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	December 31, 2018	December 31, 2017
Cash Flows From Operating Activities:
Net Income/(Loss)	$392,857	$(222,886)
Adjustments to reconcile net income/(loss) to net cash provided by (used in) operating activities
Depreciation	151,013	128,273
Gain on disposal of property and equipment	-	(1,934)
Share based compensation	112,786	168,044
Inventory markdown	22,011	47,430
Deferred taxes	42,235	(42,235)
Changes in operating assets and liabilities:
Accounts receivable	(9,659)	(6,820)
Inventories	(419,692)	(17,219)
Prepaid expenses and other current assets	64,638	(60,075)
Accounts payable	234,716	(139,171)
Advance from customers	(521,477)	86,484
Other current liabilities	(44,850)	56,180
Income tax payable	(39,331)	13,719
Net cash provided by (used in) operating activities	(14,753)	9,790
Cash Flows from Investing Activities:
Collection of loan to officer	-	74,198
Acquisition of property and equipment	(414,990)	(2,740,677)
Proceeds received from sale of equipment	-	2,378
Net cash used in investing activities	(414,990)	(2,664,101)
Cash Flows from Financing Activities:
Proceeds from (Payment to) related parties	37,802	(38,589)
Proceeds from mortgage loan	-	2,040,000
Repayment of mortgage loan	(69,841)	(79,083)
Proceeds from issuance of common stock	50,000	164,936
Net cash provided by financing activities	17,961	2,087,264
Effect of exchange rate changes on cash and cash equivalents	(140,016)	140,020
Net decrease in cash and cash equivalents	(551,798)	(427,027)
Cash and cash equivalents, beginning of year	2,350,930	2,777,957
CASH AND CASH EQUIVALENTS, END OF YEAR	$1,799,132	$2,350,930
Supplemental disclosure of cash flow information:
Cash paid during the years for:
Income taxes	$192,356	$188,463
Interest	$77,451	$33,289
Non-cash investing and financing activities
Non-controlling interest contribution of intangible assets	$34,286	$-

The accompanying Notes to the Consolidated Financial Statements are an integral part of this statement.

Jakroo Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Jakroo Inc. was incorporated in the State of Nevada on January 25, 2016. Jakroo Inc. and its subsidiaries, which are controlled through a series of variable interest agreements, design, manufacture and sell customized technical endurance apparel for the cycling, triathlon, running and Nordic skiing markets. Jakroo Inc. and its consolidated subsidiaries and variable interest entities (“VIE”) are referred to collectively herein as the “Company.”

On October 28, 2016, Jakroo Inc. established a wholly owned subsidiary, Jakroo (Beijing) Sports Consulting Co. Ltd. (the “WFOE”), in China. On December 15, 2016, the WFOE and the shareholders of Rider Sportsfashion Ltd. (the “Rider”), entered into a series of variable interest entity agreements (the “VIE Agreements”). Through the VIE Agreements, the WFOE obtained control over Rider which allows it to receive 90% of the net profits or absorb net losses derived from the business operations of Rider.

Rider is a company incorporated in China specializing in the design, manufacture and sale of customized technical endurance apparel for the cycling, triathlon, running and Nordic skiing markets. Rider was founded in Beijing in 2003. In 2008, its wholly owned subsidiary, Rider Sportsfashion LLC, was established in Pleasanton, California and its wholly owned subsidiaries, Jakroo Canada Inc., in Canada and Jakroo GmbH in Rankweil, Austria were established in 2014 and 2015, respectively. In March 2017, Rider established its wholly owned subsidiary, Rider Sportsfashion (Langfang) Limited (“Rider Langfang”) in China, with the primary function of product manufacturing, of which the production function was previously undertaken by our subsidiary Garment Processing Branch of Rider Sportsfashion Limited.

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

Recognition of Revenues

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), that replaces existing revenue recognition guidance. The new standard requires companies to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, Topic 606 requires disclosures of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new accounting standard, Topic 606, Revenue from Contracts with Customers, and all the related amendments (new revenue standard) to all contracts using the modified retrospective method beginning on January 1, 2018. In accordance with Topic 606, the Company recognizes revenue using the following five-step approach:

1.	Identify the contract with a customer.
2.	Identify the performance obligations in the contract.
3.	Determine the transaction price of the contract.
4.	Allocate the transaction price to the performance obligations in the contract.
5.	Recognize revenue when the performance obligations are met or delivered.

Product revenue is recognized when the Company satisfies its performance obligation by transferring promised goods to a customer. Revenue is measured at the transaction price, which is based on the amount of consideration that the Company expects to receive in exchange for transferring the promised goods to the customer. Generally, the Company recognizes revenue from product sales when goods are delivered to the customer, as control of goods occurs at the same time.

The Company utilized the modified retrospective approach when reviewing its current accounting policies to identify potential differences that would result from applying the new requirements to its customer contracts. This approach includes the evaluation of sales terms, performance obligations, variable consideration, and costs to obtain and fulfill contracts. Based on the Company’s review, management did not need to record a cumulative effect adjustment to retained earnings as of the date of initial application and application of this guidance did not have a material impact on its consolidated financial statements for the years ended December 31, 2018 and 2017, respectively.

As part of the adoption of Topic 606, see Note 13 to the Consolidated Financial Statements for further disaggregation of revenue.

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

Allowance for Doubtful Accounts

The Company makes ongoing estimates relating to the collectability of accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the reserve, the Company considers historical levels of credit losses and significant economic developments within the retail environment that could impact the ability of its customers to pay outstanding balances and makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. Because the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of customers were to deteriorate, resulting in their inability to make payments, a larger reserve might be required. In the event the Company determines a smaller or larger reserve is appropriate, it would record a benefit or charge to selling, general and administrative expense in the period in which such a determination was made. As of December 31, 2018 and 2017, the allowance for doubtful accounts was nil.

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

Income taxes include the amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the consolidated statements of comprehensive income (loss).

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

Stock Based Compensation

The Company recognizes compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options; the expense is recognized over the service period for awards expected to vest. Share-based payments to consultants, service providers and other non-employees are accounted for under in accordance with ASC Topic 718, ASC Topic 505, “Equity Payments to Non-Employees” or other applicable authoritative guidance. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider a number of factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

Advertising Costs

Advertising costs are charged to selling, general and administrative expenses. Advertising production costs are expensed the first time an advertisement related to such production costs is run. Media (television, print and radio) placement costs are expensed in the month during which the advertisement appears, and costs related to event sponsorships are expensed when the event occurs. In addition, advertising costs include sponsorship expenses. Accounting for sponsorship payments is based upon specific contract provisions and such payments are generally expensed uniformly over the term of the contract after recording expense related to specific performance incentives once they are deemed probable. The advertising expenses recorded in 2018 and 2017 includes advertisement of $160,727, promotion cost of $222,212, and sponsorship of $171,251 for the year ended December 31, 2018 and advertisement of $186,502, promotion cost of $120,921, and sponsorship of $347,546 for the year ended December 31, 2017, respectively.

Shipping Costs

The Company charges certain customers shipping fees. These fees are recorded in revenues. The Company includes outbound freight costs associated with shipping goods to customers as a component of cost of goods sold.

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

Recently Issued Accounting Standards

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2018-07. ASU 2018-07 simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company does not believe the adoption of this ASU will have a material effect on the Company’s consolidated financial statements or related disclosures.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02 (ASU 2016-02), Leases (Topic 842). ASU 2016-02 requires a lessee to record a right-of-use asset and a corresponding lease liability, initially measured at the present value of the lease payments, on the balance sheet for all leases with terms longer than 12 months, as well as the disclosure of key information about leasing arrangements. ASU 2016-02 requires recognition in the statement of operations of a single lease cost, calculated so that the cost of the lease is allocated over the lease term. ASU 2016-02 requires classification of all cash payments within operating activities in the statement of cash flows. Disclosures are required to provide the amount, timing and uncertainty of cash flows arising from leases. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on the Company’s consolidated financial statement presentation or disclosures.

3. Inventories

Inventories consisted of the following:

	December 31,
	2018	2017
Raw materials	$1,124,729	$903,421
Finished goods	734,940	646,575
Total inventories	$1,859,669	$1,549,996

Inventory markdown of $22,011 and $47,430 were recorded for the years ended December 31, 2018 and 2017, respectively.

4. Prepaid expense and other current assets

Prepaid expense and other current assets include the following:

	December 31,
	2018	2017
Advance to suppliers	$103,188	$112,264
Prepaid taxes	61,689	144,184
Prepaid expenses	123,520	119,212
Deferred tax assets (See Note 9)	-	42,235
Others	41,017	34,820
Total prepaid expense and other current assets	$329,414	$452,715

5. Property and Equipment, Net

Property and equipment consisted of the following:

	Useful	December 31,
	Life	2018	2017
Furniture & Fixture	5 - 7 years	$33,423	$26,900
Computer and Other Equipment	3 - 5 years	138,576	134,237
Machinery & Equipment	3 - 10 years	515,832	425,458
Vehicles	4 - 5 years	187,665	167,173
Computer Software	3 - 5 years	421,993	144,221
Building	39 years	1,530,000	1,530,000
Land		1,020,000	1,020,000
Leasehold Improvement		2,202	2,388
Subtotal property and equipment		3,849,691	3,450,377
Accumulated depreciation		712,789	595,575
Property and equipment, net		$3,136,902	$2,854,802

Depreciation expense related to property and equipment was $151,013 and $128,273 for the years ended December 31, 2018 and 2017, respectively.

The Company disposed of certain machinery, equipment and computers and recorded a gain of $nil and $1,934 on disposal for the years ended December 31, 2018 and 2017, respectively.

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

Principal payments on mortgage payable are due as follows:

Year ending December 31:
2019	$72,697
2020	75,466
2021	78,757
2022	81,978
2023	85,330
Thereafter	1,496,848
$1,891,076

7. Equity Incentive Plan

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

The estimated fair value of the total granted stock options on the grant date was $507,649, among which $56,509 was recorded in the expense of year 2017 and $451,140 is being amortized over 48 months period. Total amortization of stock-based compensation expense was $112,786 and $168,044 for the years ended December 31, 2018 and 2017, respectively.

A summary of the changes in stock options outstanding under the Plan is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Remaining Contractual Term
Options outstanding at January 1, 2017	-	$-	$-	-
Granted	3,972,000	507,649	0.18	3
Exercised	-	-	-	-
Cancelled	-	-	-	-
Expired	-	-	-	-
Options outstanding at December 31, 2017	3,972,000	507,649	0.18	3
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(436,500)	(56,392)	0.17	-
Expired	-	-	-	-
Options outstanding at December 31, 2018	3,535,500	$451,257	$0.18	2

A summary of the status of non-vested options is as follows:

	Shares	Weighted Average Exercise Price
Non-vested at January 1, 2017	-	$-
Granted	3,972,000	0.18
Vested	(1,353,000)	0.20
Forfeited or exercised	-	-
Non-vested at December 31, 2017	2,619,000	0.17
Granted	-	-
Vested	(873,000)	0.17
Forfeited or exercised	(218,250)	0.17
Non-vested at December 31, 2018	1,527,750	$0.17

On September 1, 2018, an employee of the Company voluntarily resigned her position. An option to purchase an aggregate of 436,500 shares was granted to the employee in January 2017. As of the last day of her employment, 218,250 shares were vested. The vested shares were not exercised by the employee during the period from September 1, 2018 to November 30, 2018. As of December 31, 2018, all 436,500 shares were forfeited or cancelled.

8. Stockholders’ Equity

Forward Split

On August 9, 2017, the Company effected a three-for-one forward split of the Company’s common stock. All relevant information relating to number of shares and per share information have been retrospectively adjusted to reflect the forward split for all periods presented.

Common Share Issuances

In July 2018, the Company issued 200,000 shares of common stock to one investor for cash consideration of $50,000.

In January 2017, the Company issued an aggregate of 204,225 shares of common stock to 56 individuals for total cash consideration of $44,936. In October 2017, the Company issued an aggregate of 480,000 shares of common stock to three investors for total cash consideration of $120,000.

9. Provision for Income Taxes

The Company has operations in four tax jurisdictions - the United States, China, Canada and Austria.

The Company’s U.S. operations are subject to income tax according to U.S. tax law.

The U.S. Tax Cuts and Jobs Act (Tax Act) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduced the U.S. statutory tax rate from 35% to 21% and created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively. The Tax Act requires the Company to pay U.S. income taxes on accumulated foreign subsidiary earnings not previously subject to U.S. income tax at a rate of 15.5% to the extent of foreign cash and certain other net current assets and 8% on the remaining earnings. No tax liability was accrued since the Company's U.S. operation did not have accumulated foreign subsidiary earnings as of December 31, 2017. The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a deferred tax expense of $13,487 for the year ended December 31, 2018. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. This amount can be seen on the rate reconciliation as an adjustment to deferred tax asset.

The Company’s Chinese operations are subject to Chinese tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. In addition, Rider Langfang, the Company’s Chinese subsidiary controlled through VIE agreements, is subject to 15% income tax rate from 2017 to 2019.

The Company’s Canadian operation is subject to a 26% profit tax based on its taxable net profit in Canada.

The Company’s Austria subsidiary is subject to a 25% profit tax based on its taxable net profit in Austria

The reconciliation of income tax at the U.S. statutory rate of 21% and 35% in 2018 and 2017, to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017
Tax at U.S. Federal statutory rate	$123,158	$(22,173)
U.S. State tax	(1,596)	(8,516)
Tax rate difference between U.S. and foreign operations	(13,119)	(50,572)
Change of valuation allowance	104,497	112,615
Permanent difference	(32,821)	128,180
Rate change	13,487	-
Effective tax	$193,606	$159,534

The components of the provision for income taxes consisted of the following:

	Year Ended December 31,
	2018	2017
Current
Federal	$(3,329)	$-
State	14,480	800
Other foreign countries	140,220	200,969
	151,371	201,769

Deferred
Federal	20,232	(33,719)
State	8,516	(8,516)
Other foreign countries	-	-
Rate change	13,487	-
	42,235	(42,235)
Provision for income tax	$193,606	$159,534

The tax effects of temporary differences that give rise to the Company’s net deferred tax asset as of December 31, 2018 and 2017 are as follows:

	As of December 31,
	2018	2017
Net operating loss carry forward	$274,161	$204,423
Rate change	(13,487)	-
Others	6,011	-
	266,685	204,423
Less: valuation allowance	(266,685)	(162,188)
Deferred tax assets	$-	$42,235

The Company had approximately $625,000 net operating loss carryforwards available in the U.S., China, and Austria to reduce future taxable income which will begin to expire from 2037 for U.S. tax purposes and from 2022 for China’s income tax purpose. Of the total of net operating loss of $625,000, approximately $440,000 was incurred by our company in Austria since it started business in early 2016. The net operating loss of the Company’s wholly-foreign owned Chinese subsidiary (“WFOE”) could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant Chinese tax laws and regulations. The net operating loss from the Company’s Austrian operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Austria tax laws and regulations. Of the net operating loss from the Company’s US operations, $77,000 can be carried forward for a period of twenty years from the year of the initial loss and $80,000 can be carried forward with no time limit from the year of the initial loss pursuant to relevant US laws and regulations. Management believes that it is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company has recorded a 100% valuation allowance on its deferred tax assets for all periods presented.

As of December 31, 2018 and 2017, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the years ended December, 2018 and 2017, and no provision for interest and penalties is deemed necessary as of December 31, 2018 and 2017.

10. Commitments

Director Letter Agreement

We have entered into a letter agreement (the “Letter Agreement”) with each of Mr. Steven Schuster and Ms. Merry Tang. Pursuant to the Letter Agreement, each of Mr. Schuster and Ms. Tang is entitled to a cash compensation of $12,000 per year, payable quarterly, and an incentive stock option to purchase 240,000 shares of our common stock at a purchase price of $0.25 per share. (See Note 7)

Obligations under Operating Leases

The Company leases warehouse space, office facilities and space for its factory under non-cancelable operating leases. The leases expire at various dates from 2019 to 2026, excluding extensions at the Company’s option and including provisions for rental adjustments. The following is a schedule of future minimum lease payments for non-cancelable real property operating leases held by the Company as of December 31, 2018:

2019	$166,711
2020	154,367
2021	122,735
2022	122,735
2023	122,735
2024 – 2026	363,833
Total future minimum lease payments	$1,053,116

Rent expenses were $251,999 and $282,031 for the years ended December 31, 2018 and 2017, respectively.

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

12. Related Party Transactions and Balances

(1) Kustellar LLC, an entity co-owned by Mr. Weidong Du and Ms. Wei Tan, each a stockholder and director of the Company, provides accounting consulting service to the Company. The Company was billed by Kustellar LLC $nil and $11,555 for the years ended December 31, 2018 and 2017, respectively; and paid $nil and $31,928 in the years ended December 31, 2018 and 2017, respectively.

(2) The WFOE and Rider Sportsfashion Ltd. (the Company’s Chinese VIE) leased office space from Ms. Wei Tan in China for approximately $3,000 per month. The lease expires on May 14, 2019. Rent expenses incurred to Ms. Wei Tan were approximately $36,000 for the years ended December 31, 2018 and 2017, respectively.

(3) On June 5, 2015, the Company signed a loan agreement with an officer to advance $75,000 at an annual interest rate of 2.5% with payment of a minimum of $200 per month and due on May 31, 2017. The loan was paid in full in April 2017 and the balance of such loan was zero as of December 31, 2018 and 2017, respectively.

(4) In April 2018, Designlab entered a Master Agreement and License Agreement with R2.ai, Inc., a Silicon Valley based Company specialized in artificial intelligence for internal-use software development. The individual investor of Designlab is also a majority shareholder of R2.ai, Inc.Total contract price is $80,000, which is scheduled to be paid by installment payments based on the software development milestones. $20,000 was paid in the year ended December 31, 2018.

(5) In 2018, Mr. Weidong Du and Ms. Wei Tan, each a stockholder and director of the Company, paid in advance business travel for the Company. In 2018, the Company paid $nil reimbursement to Mr. Weidong Du and Ms. Wei Tan. As of December 31, 2018, the Company had total $36,426 payable to Mr. Weidong Du and Ms. Wei Tan.

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

	Years Ended December 31,
	2018	2017
Revenues
North America	$7,494,100	$6,512,530
China	3,061,969	2,623,422
Europe	419,256	334,633
Total revenues	$10,975,325	$9,470,585

	Years Ended December 31,
	2018	2017
Income (loss) before income taxes
North America	$34,181	$(125,571)
China	648,509	209,546
Europe	(96,227)	(147,327)
Total Income (loss) before income taxes	$586,463	$(63,352)

	As of December 31,
	2018	2017
Total Assets
North America	$3,478,158	$3,958,690
China	3,661,428	3,248,199
Europe	45,682	54,580
Total Assets	$7,185,268	$7,261,469

14. Subsequent Events.

In January 2019, the Company issued an aggregate of 288,460 shares of common stock to an investor for cash consideration of $149,999.

In February 2019, the Company adopted an amendment to the Company’s 2016 Equity Incentive Plan (the “Plan”) authorizing an increase in the number of authorized shares of the Company’s common stock under the Plan to 15,000,000 shares of common stock of the Company and updating certain provisions of the Plan to account for recent regulatory developments.

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these consolidated financial statements and determined that no other subsequent event requires recognition or disclosure to the consolidated financial statements.

