Form 10-Q
period 2019-03-31
JAKROO INC.
filed 2019-05-15
CIK 1675442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

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

(800) 485-7067

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act: None.

As of May 13, 2019, the registrant had 31,777,110 shares of common stock outstanding.

JAKROO INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Jakroo Inc. and Subsidiaries

Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,996,465	$1,799,132
Accounts receivable	112,392	60,151
Inventories	1,748,022	1,859,669
Prepaid expenses and other current assets	265,644	329,414
Total current assets	4,122,523	4,048,366
Property and equipment, net	3,178,099	3,136,902
Right-of-use assets – operating leases	808,333	-
TOTAL ASSETS	$8,108,955	$7,185,268
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$396,045	$462,717
Due to related parties	-	36,426
Advance from customers	223,362	122,597
Mortgage payable – current portion	73,221	72,697
Operating lease liabilities – current portion	148,838	-
Other current liabilities	151,576	199,675
Total current liabilities	993,042	894,112
Mortgage payable	1,799,698	1,818,379
Operating lease liabilities	644,925	-
Total liabilities	3,437,665	2,712,491

Stockholders’ equity:
Jakroo Inc. Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,777,110 and 31,488,650 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	31,777	31,489
Additional paid in capital	1,031,717	855,938
Statutory reserve	136,652	136,652
Retained earnings	3,315,477	3,358,766
Accumulated other comprehensive loss	(261,841)	(326,648)
Total Jakroo Inc. Stockholders’ equity	4,253,782	4,056,197
Non-controlling interests	417,508	416,580
Total Stockholders’ Equity	4,671,290	4,472,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,108,955	$7,185,268

The accompanying Notes are an integral part of these consolidated financial statements

Jakroo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues	$2,471,632	$2,662,197
Cost of revenues	1,150,326	1,273,441
Gross profit	1,321,306	1,388,756
Selling, general and administrative expense	1,337,165	1,353,595
Income (loss) from operations	(15,859)	35,161
Interest expense, net of interest income	(17,991)	(18,977)
Income (loss) before income taxes	(33,850)	16,184
Income tax provision	15,710	5,949
NET INCOME (LOSS)	(49,560)	10,235
Less: Income (loss) attributable to non-controlling interest	(6,271)	5,086
NET INCOME (LOSS) ATTRIBUTABLE TO JAKROO INC.	(43,289)	5,149

OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustment	72,006	127,879
COMPREHENSIVE INCOME	22,446	138,114

Less: Comprehensive income attributable to non-controlling interest	928	17,873
COMPREHENSIVE INCOME ATTRIBUTABLE TO JAKROO INC.	$21,518	$120,241

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	31,642,495	31,288,650
EARNING (LOSS) PER SHARE – BASIC	$(0.00)	$0.00
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	31,642,495	32,499,210
EARNING (LOSS) PER SHARE – DILUTED	$(0.00)	$0.00

The accompanying Notes are an integral part of these consolidated financial statements.

Jakroo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Unaudited)

	Jakroo Inc. Stockholders’ Equity
	Common Stock					Accumulated
	Shares	Amount	Additional Paid in Capital	Statutory Reserve	Retained Earnings	Other Comprehensive Income/(loss)	Total	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2018	31,488,650	$31,489	$855,938	$136,652	$3,358,766	$(326,648)	$4,056,197	$416,580	$4,472,777
Issuance of common stock for cash	288,460	288	149,711				149,999		149,999
Share-based compensation			26,068				26,068		26,068
Net loss					(43,289)		(43,289)	(6,271)	(49,560)
Foreign currency translation adjustment						64,807	64,807	7,199	72,006
Balance as of March 31, 2019	31,777,110	$31,777	$1,031,717	$136,652	$3,315,477	$(261,841)	$4,253,782	$417,508	$4,671,290

	Jakroo Inc. Stockholders’ Equity
	Common Stock					Accumulated
	Shares	Amount	Additional Paid in Capital	Statutory Reserve	Retained Earnings	Other Comprehensive Income/(loss)	Total	Non-controlling Interest	Total Stockholders’ Equity
Balance as of December 31, 2017	31,288,650	$31,289	$693,352	$136,652	$3,023,173	$(126,596)	$3,757,870	$347,258	$4,105,128
Contribution from non-controlling interest							-	34,287	34,287
Share-based compensation			27,806				27,806		27,806
Net income					5,149		5,149	5,086	10,235
Foreign currency translation adjustment						115,092	115,092	12,787	127,879
Balance as of March 31, 2018	31,288,650	$31,289	$721,158	$136,652	$3,028,322	$(11,504)	$3,905,917	$399,418	$4,305,335

The accompanying Notes are an integral part of these consolidated financial statements

Jakroo Inc. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Cash Flows From Operating Activities:
Net income (loss)	$(49,560)	$10,235
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	48,778	38,593
Loss on disposal of property and equipment	123	-
Share based compensation	26,068	27,806
Deferred taxes	-	1,489
Changes in operating assets and liabilities:
Accounts receivable	(52,352)	(24,712)
Inventories	148,837	282,376
Prepaid expenses and other current assets	54,628	111,034
Accounts payable	(73,747)	123,634
Advance from customers	100,057	(384,158)
Other current liabilities	(58,797)	(101,162)
Income tax payable	6,773	(42,574)
Net cash provided by operating activities	150,808	42,561
Cash Flows from Investing Activities:
Acquisition of property and equipment	(83,531)	(7,935)
Net cash used in investing activities	(83,531)	(7,935)
Cash Flows from Financing Activities:
Payment to related parties	(37,055)	-
Repayment of mortgage loan	(18,157)	(17,464)
Proceeds from issuance of common stock	149,999	-
Net cash provided by (used in) financing activities	94,787	(17,464)
Effect of exchange rate changes on cash and cash equivalents	35,269	79,287
Net increase in cash and cash equivalents	197,333	96,449
Cash and cash equivalents, beginning of period	1,799,132	2,350,930
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,996,465	$2,447,379
Supplemental disclosure of cash flow information:
Cash paid during the periods for :
Income taxes	$8,794	$46,881
Interest	$18,666	$19,360
Non-cash investing and financing activities
Non-controlling interest contribution of intangible assets	$-	$34,287

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

2. Basis of Presentation and Summary of Significant Accounting Policies.

Basis of Presentation and Consolidation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2019 and the results of operations and cash flows for the periods ended March 31, 2019 and 2018. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year. The balance sheet on December 31, 2018 has been derived from the audited financial statements at that date. These unaudited financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018 as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019.

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

Leases

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on balance sheet and disclose key information about the leasing arrangements. The new standard establishes a right-of-use model (“ROU”) that requires a lessee to recognize an ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months.

The new standard is effective for us on January 1, 2019, with early adoption permitted. An entity may choose to use either (1) its effective date or (2) the beginning of the earliest comparative period presented in the financial statements as its date of initial application. The Company adopted the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information is not provided for the dates and periods before January 1, 2019. The new standard provides a number of optional expedients in transition. The Company elected the package of practical expedients which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

The new standard has a material effect on our financial statements. The most significant effects are related to the recognition of new ROU assets and lease liabilities on our balance sheet for our real estate operating leases. The Company has historically entered into a number of lease arrangements under which we are the lessee. Specifically, we have office and manufacturing facilities under the real estate operating leases in China, Canada and Austria. All of these operating leases are under fixed rental payments with agreed annual increases.

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

3. Inventories

Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$1,014,516	$1,124,729
Finished goods	733,506	734,940
Total inventories	$1,748,022	$1,859,669

4. Operating leases

As of March 31, 2019, the Company had four real estate operating leases for our office and manufacturing facilities under the terms from one year to ten years. The operating lease for our office facilities in China is an annual lease and the lessor is a related party. The Company made an accounting policy election not to recognize lease asset and liability for this lease after examining the criteria established for leases with related parties with 12 months or shorter. For all other three real estate operation leases, the Company adopted the new standard to recognize lease assets and liabilities.

As of March 31, 2019, the Company recognized additional operating liabilities of $793,763 and Right-of-use assets of $808,333 based on the present value of the remaining minimum rental payments under the current leasing standards for existing operating leases.

March 31, 2019
Operating lease Right-of-use assets	$808,333

Operating lease liabilities
Current portion of long-term debt	148,838
Long-term debt	644,925
Total operating lease liabilities	$793,763

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

Principal payments on mortgage payable are due as follows:

Year ending December 31:
2019	$54,540
2020	75,466
2021	78,757
2022	81,978
2023	85,330
Thereafter	1,496,848
$1,872,919

6. Equity Incentive Plan

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

On September 1, 2018, an employee of the Company voluntarily resigned her position. An option to purchase an aggregate of 436,500 shares was granted to the employee in January 2017. As of the last day of her employment, 218,250 shares were vested. The vested shares were not exercised by the employee during the period from September 1, 2018 to November 30, 2018. As of December 31, 2018, 218,250 shares were forfeited and the remaining 218,250 shares were cancelled.

In February 2019, the Company adopted an amendment to the Plan authorizing an increase in the number of authorized shares of the Common Stock under the Plan to 15,000,000 shares of Common Stock of the Company and updating certain provisions of the Plan to account for recent regulatory developments.

The Company assessed the fair value of the total granted stock options on the grant date using a Black-Scholes Stock Option Pricing Model. Significant assumptions used in calculating the fair value of options are as follows:

●	Expected volatility 54.00% ~ 68.58%;

●	Risk-free interest rate 0.83% ~ 1.24%;

●	Expected term (year) 4 ~ 5;

●	Exercise price $0.17 ~ $0.25.

The estimated fair value of the total granted stock options on the grant date was $507,649, among which $56,509 was recorded in the expense of year 2017 and $451,140 is being amortized over 48 months period. Total amortization of stock-based compensation expense was $26,068 and $27,806 for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, the amortization of stock-based compensation expense was reduced for the forfeited shares proportionately.

A summary of the changes in stock options outstanding under the Plan is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Remaining Contractual Term
Options outstanding at December 31, 2017	3,972,000	$507,649	$0.18	3
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(436,500)	(56,392)	0.17	-
Expired	-	-	-	-
Options outstanding at December 31, 2018	3,535,500	451,257	0.18	2
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Expired	-	-	-	-
Options outstanding at March 31, 2019	3,535,500	$451,257	$0.18	1.75

A summary of the status of non-vested options is as follows:

	Shares	Weighted Average Exercise Price
Non-vested at December 31, 2017	2,619,000	$0.17
Granted	-	-
Vested	(873,000)	0.17
Forfeited or exercised	(218,250)	0.17
Non-vested at December 31, 2018	1,527,750	0.17
Granted	-	-
Vested	(763,878)	0.17
Forfeited or exercised	-	-
Non-vested at March 31, 2019	763,872	$0.17

7. Stockholders’ Equity

Common Share Issuances

In January 2019, the Company issued 288,460 shares of Common Stock to an unaffiliated investor for cash consideration of $149,999.

8. Provision for Income Taxes

The Company has operations in four tax jurisdictions: the United States, China, Canada and Austria.

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

The Company’s Chinese operations are subject to Chinese tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments. In addition, Rider Sportsfashion (Langfang) Limited (“Rider Langfang”), the Company’s Chinese subsidiary controlled through VIE agreements, is subject to 15% income tax rate from 2017 to 2018. From 2019, income tax rate for the Company’s Chinese operations (other than Rider Langfang) changed to 5% and the income tax rate of Rider Langfang changed to 3%.

The Company’s Canadian operation is subject to a 26% profit tax based on its taxable net profit in Canada.

The Company’s Austria subsidiary is subject to a 25% profit tax based on its taxable net profit in Austria.

The reconciliation of income tax at the U.S. statutory rate of 21% in 2019 and 2018, to the Company’s effective tax rate is as follows:

	Three Months Ended March 31,
	2019	2018
Tax at U.S. Federal statutory rate	$(7,109)	$3,399
U.S. State tax	(10,246)	(3,555)
Tax rate difference between U.S. and foreign operations	(17,857)	(7,769)
Change of valuation allowance	44,336	16,368
Permanent difference	6,586	(15,981)
Rate change	-	13,487
Effective tax	$15,710	$5,949

The components of the provision for income taxes consisted of the following:

	Three Months Ended March 31,
	2019	2018
Current
Federal	$-	$-
State	-	-
Other foreign countries	15,710	4,460
	15,710	4,460

Deferred
Federal	-	(8,443)
State	-	(3,555)
Other foreign countries	-	-
Rate change	-	13,487
	-	1,489
Provision for income tax	$15,710	$5,949

The Company had approximately $759,000 net operating loss carryforwards available in the U.S., China, and Austria to reduce future taxable income which will begin to expire from 2037 for U.S. tax purposes and from 2022 for China’s income tax purpose. Of the total of net operating loss of $759,000, approximately $426,000 was incurred by the Company in Austria since it started operating in Austria in early 2016. The net operating loss of the Company’s wholly-foreign owned Chinese subsidiary (“WFOE”) could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant Chinese tax laws and regulations. The net operating loss from the Company’s Austrian operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Austria tax laws and regulations. Of the net operating loss from the Company’s US operations, $77,000 can be carried forward for a period of twenty years from the year of the initial loss and $201,000 can be carried forward with no time limit from the year of the initial loss pursuant to relevant US laws and regulations. Management believes that it is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company has recorded a 100% valuation allowance on its deferred tax assets for all periods presented.

As of March 31, 2019 and December 31, 2018, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the three months ended March 31, 2019 and 2018, and no provision for interest and penalties is deemed necessary as of March 31, 2019 and December 31, 2018.

9. Related Party Transactions and Balances

(1) The WFOE and Rider Sportsfashion Ltd. (the Company’s Chinese VIE) leased office space from Ms. Wei Tan in China for approximately $3,000 per month. The lease expires on May 14, 2019. Rent expenses incurred to Ms. Wei Tan were approximately $9,000 for the three months ended March 31, 2019 and 2018, respectively. This is a real estate operating lease with a related party for 12-months. The Company made an accounting policy election not to recognize lease asset and liability for this lease after examining the criteria established for leases with related parties with 12 months or shorter.

(2) In April 2018, Designlab entered a Master Agreement and License Agreement with R2.ai, Inc., a Silicon Valley based Company specialized in artificial intelligence for internal-use software development. The individual investor of Designlab is also a majority shareholder of R2.ai, Inc. Total contract price is $80,000, which is scheduled to be paid by installment payments based on the software development milestones. No payment was paid in the three months ended March 31, 2019 and 2018, respectively.

(3) In 2018, Mr. Weidong Du and Ms. Wei Tan, each a stockholder and director of the Company, paid in advance business travel for the Company. As of December 31, 2018, the Company had total $36,426 payable to Mr. Weidong Du and Ms. Wei Tan, which was paid in full in the three months ended March 31, 2019.

10. Segment Data and Related Information

The Company’s operating segments are based on how its Chief Operating Decision Maker (“CODM”) makes decisions about allocating resources and assessing performance. As such, the CODM receives discrete financial information for the Company’s principal business by geographic region based on the Company’s strategy to develop its own brand recognition. These geographic regions include North America, China and Europe. Each geographic segment operates exclusively in one industry: the development, marketing and distribution of branded performance apparel.

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

	Three Months Ended March 31,
	2019	2018
Revenues
North America	$1,435,255	$1,598,064
China	922,832	977,307
Europe	113,545	86,826
Total revenues	$2,471,632	$2,662,197

	Three Months Ended March 31,
	2019	2018
Income (loss) before income taxes
North America	$(155,997)	$(69,785)
China	107,906	115,529
Europe	14,241	(29,560)
Total Income (loss) before income taxes	$(33,850)	$16,184

	March 31, 2019	December 31, 2018

Total Assets
North America	$3,835,031	$3,478.158
China	4,148,884	3,661,428
Europe	125,040	45,682
Total Assets	$8,108,955	$7,185,268

11. Subsequent Events.

On April 2, 2019, the Company signed stock option agreements with certain participants and granted options under the Plan to purchase a total of 1,910,000 shares of Common Stock share to such participants. The vesting period of the stock options was four years starting from the date of grant. The exercise price is $0.75 per share. These options will expire ten years from the date of grant, subject to earlier termination as set forth in the Plan and the option agreement.

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

Certain statements in this section contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this report and not clearly historical in nature are forward-looking, and the words “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “intends,” “potential,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) generally are intended to identify forward-looking statements. Any statements in this report that are not historical facts are forward-looking statements. Actual results may differ materially from those projected or implied in any forward-looking statements. Such statements involve risks and uncertainties, including but not limited to those relating to product and customer demand, market acceptance of our products, the ability to create new products, the ability to achieve a sustainable profitable business, the effect of economic conditions, the ability to protect our intellectual property rights, competition from other providers and products, risks in product development, our ability to raise capital to fund continuing operations, and other factors discussed from time to time in our filings with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statement for events or circumstances after the date on which such statement is made except as required by law. Amounts in this section are in thousands, unless otherwise indicated.

Overview

We specialize in the design, manufacture and direct sale of customized technical endurance apparel for the cycling, triathlon, running and Nordic skiing markets across Asia, Europe and North America. Our made-to-order, just-in-time (“JIT”) process vertically integrates design, manufacturing, sales and distribution of sporting apparel products.

The chart below illustrates our company’s current organizational structure:

Designlab.ai Corp
JAKROO Canada Inc.
JAKROO GmbH
30%
70%
100%
100%
Individual Investor
JAKROO Inc.
Rider Sportsfashion L.L.C
Outside Mainland China
Inside Mainland China
100%
100%
Jakroo (Beijing) Sports Consulting Co., Ltd. WOFE
Contractual Arrangements
Rider Sportsfashion Ltd.
100%
100%
First Branch of Rider Sportsfashion Ltd.
Rider Sportsfashion (Langfang) Limited

For the purpose of streamlining its manufacturing operations in China, Rider Sportsfashion (LangFang) took over the operations of two other branches. The deregistration process for these two branches was completed in December 2017 and April 2018, respectively.

Our global sporting apparel business is currently comprised of three core business units: inline retail, which consists of products produced and sold as part of a collection (“Inline”), OEM contract manufacturing (“OEM”) and custom order. (“Custom Order”). Our Inline, OEM and Custom Order businesses currently account for 8%, 25% and 67%, respectively, of our sales revenue for the three months ended March 31, 2019, comparing with 11%, 28%, and 61% for the three months ended March 31, 2018.

The two primary sales channels for our Inline and Custom Order business are direct to consumer (“DTC”), and wholesale. DTC currently generates 71% of our revenues for the three months ended March 31, 2019, compared to 69% for the three months ended March 31, 2018. Under the DTC model, we sell and fulfill our products directly to end consumers exclusively online through e-commerce platforms. In China, DTC sales are processed through online retailers such as TMall and JD.com. Sales in North America and Europe are processed through our proprietary Jakroo e-commerce and licensed e-commerce systems. The Jakroo e-commerce platform allows customers to easily log onto our platform, complete their designs or submit design requests to our Pro designers and place purchase orders. Wholesale represented 29% of our revenue for the three months ended December 31, 2019 compared to 31% for the three months ended March 31, 2018. We act as both retailer and wholesaler of our products through our proprietary Jakroo e-commerce platform as well as through large online retailers in China. Sales through both channels are executed with payments made directly to us online prior to the production and shipment of products.

In order to target customers in major markets, we have established sales offices in the United States, Canada, Austria, and China that provide localized sales, marketing and customer service support to our regional markets. As of the date of the report, we have approximately 186 employees worldwide.

The purchase of our 6,300 square feet U.S. headquarters facility in Pleasanton, California in the first quarter of 2017 was a major step in further strengthening our sales, marketing and innovation teams. During the three months ended March 31, 2019, our California based design team created 4,803 Pro Custom designs, compared to 5,456 Pro Custom designs during the same period in 2018, representing a 12% decrease in Pro Design requests. We attribute the decrease in pro design projects to a combination of inclement weather conditions across our core markets and a shift by some customers from utilizing our pro design service to utilizing the new Jakroo Express self-design platform. During the latter half of October 2018, we launched a beta version of our new Jakroo Express Design Center and subsequently released the platform to live at the end of December 2018. Using Jakroo Express, customers are able to create their own designs without the assistance of a Pro Designer. We recorded 645 new user sign-ups during the three months ended March 31, 2019 compared to 50 new user sign-ups during the same period in 2018 on the previous platform representing a 1190% increase in new customer acquisition. We anticipate that the number of new user sign-ups on the Jakroo Express platform will continue to grow as we target certain customer personas that prefer a self-directed design experience. New user visits across our US, Canadian, and European informational websites increased 6.7% during the three months ended March 31, 2019 as compared to the same period in 2018. The increase can be attributed to investments in our social media and search engine marketing campaigns focused on increasing awareness for the Jakroo brand.

During the quarter ended March 31, 2019, our new customer sales decreased 3.8% while our number of returning customer sales increased 8%, compared to the same period in 2018. This resulted in a decrease in revenue from our Custom Order segment of approximately 2.6% across our North American and European operating segments compared to the same period last year. We attribute the decrease in revenue to a slowdown in consumer demand as a result of inclement weather affecting much of our core markets across the United States and Canada.

We lease a 64,000 square feet manufacturing facility at the border of Beijing and Hebei province in China. The facility has annual capacity to produce 500,000 jerseys and manufactures all of our products. We consider our centralized manufacturing facility both a competitive advantage and a key driver behind our ability to maintain high quality and industry leading short delivery times. During the quarter ended March 31, 2019, we processed approximately 11,978 micro-production lots with a total production quantity of 29,321 units, compared to 11,726 lots and 30,778 units respectively during the same period in 2018. 96% of these products were produced and shipped in 14 days or less and 61% were produced and shipped in 7 days or less for the first quarter 2019 compared to 99% of products produced in 14 days or less and 83% produced and shipped in 7 days or less during the same period in 2018. During both fiscal periods, the average production lot quantity of 3pcs remained constant.

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

General

Revenues are comprised of the sales of our technical endurance apparel products, which include OEM, inline collection and custom made to order, with the custom made to order assuming the highest percentage of sales of the three segments.

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

Results of Operations

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended March 31,
	2019	2018

Revenues	$2,471,632	$2,662,197
Cost of revenues	1,150,326	1,273,441
Gross profit	1,321,306	1,388,756
Selling, general and administrative expense	1,337,165	1,353,595
Interest expense, net of interest income	17,991	18,977
Income (loss) before income taxes	(33,850)	16,184
Income tax expense	15,710	5,949
Net income (loss)	$(49,560)	$10,235

As a percentage of net revenues	Three Months Ended March 31,
	2019	2018

Revenues	100.00%	100.00%
Cost of revenues	46.54	47.83
Gross profit	53.46	52.17
Selling, general and administrative expense	54.10	50.85
Interest expense, net of interest income	0.73	0.71
Income (loss) before income taxes	(1.37)	0.61
Income tax expense	0.64	0.22
Net income (loss)	(2.01)%	0.39%

Revenues

Net revenues decreased by $190,565, or 7.2%, to approximately $2.47 million in the three months ended March 31, 2019 from approximately $2.66 million in the same period in 2018. Net revenues by business units are summarized below:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
OEM	$615,885	$741,866	$(125,981)	(16.98)%
Inline	205,871	286,028	(80,157)	(28.02)%
Custom Order	1,649,876	1,634,303	15,573	0.95%
Total Revenues	$2,471,632	$2,662,197	$(190,565)	(7.16)%

The decrease in net revenue was primarily driven by decreases in our OEM and Inline business units’ revenues which decreased by $125,981 or 17.0% and $80,157 or 28.0%, respectively. We attribute the decrease in our OEM and Inline business units’ net revenue largely to the reduced orders from OEM customers and increased competition on the e-commerce platforms such as TMall and JD.com in China.

Our Custom Order unit’s revenue increased slightly by $15,573, or 1.0%, to approximately $1.65 million for the three months ended March 31, 2019 from approximately $1.63 million during the same period in 2018. Our Custom Order unit accounted for approximately 66.8% and 61.4% of total revenue for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019, Custom Order sales in North America experienced a decline of approximately 4.6% compared to the same period in 2018. Custom Order Sales in Europe increased 30% during the three months ended March 31, 2019 compared to the same period in 2018 as a result of new customer acquisition. Revenue generated from Custom Orders sales in China increased 133% for the three months ended March 31, 2019 compared to the same period in 2018 primarily due to the implementation of promotional campaigns and a new personal fit service which is designed to improve the online ordering process and provide a better fitting product.

Cost of Revenues

Cost of revenues for our products includes the expenses incurred from our purchase of raw materials, direct labor fees and manufacturing overhead.

For the three months ended March 31, 2019, our total cost of revenues amounted to approximately $1.15 million, or 46.5% of total revenues, as compared to approximately $1.27 million, or 47.8% of net revenues in the three months ended March 31, 2018. The decrease in cost of revenues as a percentage of total revenue was primarily driven by an increase of Custom Order sales which have a higher gross margin. The Customer Order revenue as percentage of net revenue increased 5.4% to 66.8% for the three months ended March 31, 2019, compared to 61.4% for the same period in 2018.

Gross profit

Gross profit decreased by $67,450, or 4.9%, to approximately $1.32 million for the three months ended March 31, 2019 from approximately $1.39 million for the same period in 2018. Gross profit as a percentage of net revenues, or gross margin, increased by 1.3% to approximately 53.5% in the three months ended March 31, 2019 compared to approximately 52.2% in the same period in 2018. The increase in gross margin percentage was primarily driven by the increase of Custom Order sales which have a higher gross margin.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist of costs related to marketing, selling, new product development and auditing and legal services. For the three months ended March 31, 2019, selling, general and administrative expenses slightly decreased by $16,430 to approximately $1.34 million from approximately $1.35 million for the same period in 2018. As a percentage of net revenues, selling, general and administrative expenses increased by 3.2% to 54.1% in the three months ended March 31, 2019 from 50.9% for the same period in 2018. The increase was primarily attributable to a decrease of net revenue for the three months ended March 31, 2019.

Provision for income taxes

Provision for income taxes increased $9,761 to $15,710 in the three months ended March 31, 2019 from $5,949 during the same period in 2018. The increase is directly attributed to the income taxes paid in China and Canada in the three months ended March 31, 2019 compared to the same period in 2018.

Other Comprehensive Income (loss)/Foreign Currency Translation Adjustment

Other comprehensive income foreign currency translation adjustment changed $55,873 to an income of $72,006 in the three months ended March 31, 2019 from an income of $127,879 in the same period in 2018. These changes were primarily attributable to the increase in the US Dollar to RMB exchange rate in the three months ended March 2019 as compared to the same period in 2018.

Segment Results of Operation

The revenues and income (loss) before income taxes associated with our segments are summarized in the following tables.

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Revenues by segment are summarized below:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
North America	$1,435,255	$1,598,064	$(162,809)	(10.19)%
China	922,832	977,307	(54,475)	(5.57)%
Europe	113,545	86,826	26,719	30.77%
Total revenues	$2,471,632	$2,662,197	$(190,565)	(7.16)%

Net revenues from our North America operating segment decreased by $162,809, or 10.2%, to approximately $1.44 million in the three months ended March 31, 2019 from approximately $1.60 million during the same period in 2018. The decrease was primarily attributed to the realignment of OEM business to China after the first quarter of 2018 and the decrease of revenue from our Custom Order business due to the severe weather condition in North America in the three months ended March 31, 2019. Net revenues in China decreased by $54,475, or 5.6%, to $922,832 in the three months ended March 31, 2019 from $977,307 during the same period in 2018. This decrease was primarily due to a decrease of revenue from our OEM and Inline business units in China. Net revenue generated from the European market shows an increase of $26,719 to $113,545, or 30.8%, in the three months ended March 31, 2019 from $86,826 during the same period in 2018. This increase was primarily driven by the better marketing strategy with lower discount to customers.

Income (loss) before income taxes by segment is summarized below:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
North America	$(155,997)	$(69,785)	$(86,212)	(123.54)%
China	107,906	115,529	(7,623)	(6.60)%
Europe	14,241	(29,560)	43,801	148.18%
Total Income (loss) before income taxes	$(33,850)	$16,184	$(50,034)	(309.16)%

Our North America operating segment shows an increase of operating loss of $86,212, or 123.5%, to $155,997 for the three months ended March 31, 2019 from a $69,785 operating loss during the same period in 2018. The increase of the operating loss was primarily due to a decrease of $162,809, or 10.2%, in net revenue and increases of amortization and maintenance expenses related to our Jakroo e-commerce platform for the three months ended March 31, 2019 compared to the same period in 2018.

Our China operating segment shows a decrease of operating income of $7,623, or 6.6%, to $107,906 for the three months ended March 31, 2019 from $115,529 in the same period in 2018. The decrease of operating income are primarily due to a decrease of $54,475, or 5.6%, in revenue in this segment during three months ended March 31, 2019 compared to the same period in 2018 and effects of the increase in the US Dollar to RMB exchange rate in the three months ended March 2019 as compared to the same period in 2018.

Our Europe operating segment shows an operating income of $14,241 for the three months ended March 31, 2019 from a $29,560 operating loss in the same period in 2018. The turnaround from operating losses to operating income in the three months ended March, 31, 2019 was primarily attributed to an increase of revenue and better marketing strategy with lower discount to customers.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,
	2019	2018

Net cash provided by (used in):
Operating activities	$150,808	$42,561
Investing activities	(83,531)	(7,935)
Financing activities	94,787	(17,464)
Effect of exchange rate changes on cash and cash equivalents	35,269	79,287
Net increase in cash and cash equivalents	$197,333	$96,449

Operating Activities

Operating activities consisted primarily of net income (loss) adjusted for certain non-cash items. Adjustments to net income for non-cash items included depreciation and amortization, share-based compensation, deferred taxes and loss on disposals of property and equipment. In addition, operating cash flows included the effect of changes in operating assets and liabilities, principally inventories, accounts receivable, income taxes payable, prepaid expenses and other assets, accounts payable, advance from customers, and accrued expenses.

Cash flows provided by operating activities increased by $108,247 to $150,808 for the three months ended March 31, 2019 from $42,561 during the same period in 2018. The increase in cash from operating activities was due to increased net cash flows from operating assets and liabilities of $160,961, a decrease in net income of $59,795, and an increase resulting from adjustments to net income for non-cash items, which increased by $7,081 in the three months ended March 31, 2019 compared to the same period in 2018.

Investing Activities

Cash used in investing activities increased by $75,596 to $83,531 in the three months ended March 31, 2019 from $7,935 in the same period in 2018, primarily due to higher capital expenditure related to the proprietary Jakroo e-commerce platform. Total capital expenditure was $83,531 and $7,935 in the three months ended March 31, 2019 and 2018, respectively.

Financing Activities

Financing activities during the three months ended March 31, 2019 consisted primarily of cash repayment to related parties of $37,055, repayment of the mortgage for $18,157. We also received cash of $149,999 from private issuances of Common Stock in the three months ended March 31, 2019.

Repayment of mortgage loan was $18,157 in the three months ended March 31, 2019, compared with $17,464 for the same period in 2018.

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

Recently Issued Accounting Standards

From time to time, new accounting pronouncements are issues by the Financial Accounting Standards Board or other standard bodies that may have an impact on our accounting and reporting. We believe that any recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on our accounting or reporting or that such impact will not be material to our financial position, results of operations, and cash flows when implemented.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

As of March 31, 2019, we are not presently a party to any lawsuits or claims that we believe could have a materially adverse effect on our financial condition or results of operations.

Item1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in the Annual Report on Form 10-K for the year ended December 31, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this report, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018. except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2019, we entered into a subscription agreement (the “Subscription Agreement”) with a non-U.S. person (as defined in Regulation S (“Regulation S”) promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the Subscription Agreement, we issued 288,460 shares of Common Stock (the “Shares”) to such investor for a purchase price of $0.52 per share or total cash consideration of $149,999.

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

JAKROO INC.

Date: May 15, 2019	By:	/s/ Weidong (Wayne) Du
	Name:	Weidong (Wayne) Du
	Title:	Chief Executive Officer

Date: May 15, 2019	By:	/s/ David Wang
	Name:	David Wang
	Title:	Chief Financial Officer

