Form 10-Q
period 2019-06-30
JAKROO INC.
filed 2019-08-14
CIK 1675442

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

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

As of August 13, 2019, the registrant had 31,777,110 shares of common stock outstanding.

JAKROO INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Jakroo Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS
Current Assets
Cash and cash equivalents	$2,946,876	$1,799,132
Accounts receivable	97,365	60,151
Inventories	1,606,674	1,859,669
Prepaid expenses and other current assets	276,707	329,414
Total Current Assets	4,927,622	4,048,366

Property and equipment, net	3,216,883	3,136,902
Right-of-use assets – operating leases	776,875	-
TOTAL ASSETS	$8,921,380	$7,185,268

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$360,595	$462,717
Due to related parties	-	36,426
Advance from customers	265,114	122,597
Mortgage payable – current portion	73,964	72,697
Operating lease liabilities – current portion	124,008	-
Other current liabilities	427,260	199,675
Total Current Liabilities	1,250,941	894,112

Mortgage payable	1,781,025	1,818,379
Operating lease liabilities	652,867	-
Total Liabilities	3,684,833	2,712,491

Stockholders’ Equity:
Jakroo Inc. Stockholders’ Equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized; None issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 31,777,110 and 31,488,650 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	31,777	31,489
Additional paid-in capital	1,136,141	855,938
Statutory reserve	136,652	136,652
Retained earnings	3,787,213	3,358,766
Accumulated other comprehensive loss	(328,785)	(326,648)
Total Jakroo Inc. Stockholders’ Equity	4,762,998	4,056,197
Non-controlling interest	473,549	416,580
Total Stockholders’ Equity	5,236,547	4,472,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,921,380	$7,185,268

The accompanying notes are an integral part of these consolidated financial statements.

Jakroo Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$3,458,508	$3,671,637	$5,930,140	$6,333,834
Cost of revenues	1,483,877	1,472,866	2,634,203	2,746,307
Gross profit	1,974,631	2,198,771	3,295,937	3,587,527
Selling, general and administrative expense	1,370,222	1,509,345	2,707,387	2,862,940
Income from operations	604,409	689,426	588,550	724,587
Interest expense, net of interest income	(18,212)	(18,994)	(36,203)	(37,971)
Income before income tax provision	586,197	670,432	552,347	686,616
Income tax provision	50,983	167,177	66,693	173,126
NET INCOME	535,214	503,255	485,654	513,490
Less: Income attributable to non-controlling interest	63,478	53,029	57,207	58,115
NET INCOME ATTRIBUTABLE TO JAKROO INC.	471,736	450,226	428,447	455,375

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	(74,381)	(207,286)	(2,375)	(79,407)
COMPREHENSIVE INCOME	460,833	295,969	483,279	434,083
Less: Comprehensive income attributable to non-controlling interest	56,041	32,301	56,969	50,174
COMPREHENSIVE INCOME ATTRIBUTABLE TO JAKROO INC.	$404,792	$263,668	$426,310	$383,909

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	31,777,110	31,288,650	31,711,405	31,288,650
EARNING PER SHARE – BASIC	$0.01	$0.01	$0.01	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – DILUTED	33,792,891	32,499,210	33,727,186	32,499,210
EARNING PER SHARE – DILUTED	$0.01	$0.01	$0.01	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

Jakroo Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Unaudited)

	Jakroo Inc. Stockholders’ Equity
						Accumulated
			Additional			Other		Non-	Total
	Common Stock		Paid	Statutory	Retained	Comprehensive		controlling	Stockholders’
	Shares	Amount	in Capital	Reserve	Earnings	Income/(loss)	Total	Interest	Equity
Balance as of December 31, 2018	31,488,650	$31,489	$855,938	$136,652	$3,358,766	$(326,648)	$4,056,197	$416,580	$4,472,777
Issuance of common stock for cash	288,460	288	149,711				149,999		149,999
Share-based compensation			26,068				26,068		26,068
Net loss					(43,289)		(43,289)	(6,271)	(49,560)
Foreign currency translation adjustment						64,807	64,807	7,199	72,006
Balance as of March 31, 2019	31,777,110	31,777	1,031,717	136,652	3,315,477	(261,841)	4,253,782	417,508	4,671,290
Share-based compensation			104,424				104,424		104,424
Net income					471,736		471,736	63,478	535,214
Foreign currency translation adjustment						(66,944)	(66,944)	(7,437)	(74,381)
Balance as of June 30, 2019	31,777,110	$31,777	$1,136,141	$136,652	$3,787,213	$(328,785)	$4,762,998	$473,549	$5,236,547

	Jakroo Inc. Stockholders’ Equity
	Common Stock		Additional Paid in	Statutory	Retained	Accumulated Other Comprehensive		Non-controlling	Total Stockholders’
	Shares	Amount	Capital	Reserve	Earnings	Income/(loss)	Total	Interest	Equity
Balance as of December 31, 2017	31,288,650	$31,289	$693,352	$136,652	$3,023,173	$(126,596)	$3,757,870	$347,258	$4,105,128
Contribution from non-controlling interest							-	34,287	34,287
Share-based compensation			27,806				27,806		27,806
Net income					5,149		5,149	5,086	10,235
Foreign currency translation adjustment						115,092	115,092	12,787	127,879
Balance as of March 31, 2018	31,288,650	31,289	721,158	136,652	3,028,322	(11,504)	3,905,917	399,418	4,305,335
Share-based compensation			28,119				28,119		28,119
Net income					450,226		450,226	53,029	503,255
Foreign currency translation adjustment						(186,558)	(186,558)	(20,728)	(207,286)
Balance as of June 30, 2018	31,288,650	$31,289	$749,277	$136,652	$3,478,548	$(198,062)	$4,197,704	$431,719	$4,629,423

The accompanying notes are an integral part of these consolidated financial statements.

Jakroo Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30, 2019	June 30, 2018
Cash Flows From Operating Activities:
Net income	$485,654	$513,490
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	98,837	71,124
Loss on disposal of property and equipment	123	-
Share based compensation	130,492	55,924
Deferred taxes	-	42,235
Changes in operating assets and liabilities:
Accounts receivable	(36,941)	(168,859)
Inventories	253,392	287,216
Prepaid expenses and other current assets	52,941	(235,166)
Accounts payable	(102,044)	161,358
Advance from customers	140,570	(291,578)
Other current liabilities	186,500	187,238
Income tax payable	40,618	59,690
Net cash provided by operating activities	1,250,142	682,672

Cash Flows from Investing Activities:
Acquisition of property and equipment	(180,200)	(45,976)
Net cash used in investing activities	(180,200)	(45,976)

Cash Flows from Financing Activities:
Payment to related parties	(36,872)	-
Repayment of mortgage loan	(36,087)	(34,677)
Proceeds from issuance of common stock	149,999	-
Net cash provided by (used in) financing activities	77,040	(34,677)

Effect of exchange rate changes on cash and cash equivalents	762	(70,134)
Net increase in cash and cash equivalents	1,147,744	531,885
Cash and cash equivalents, beginning of period	1,799,132	2,350,930
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,946,876	$2,882,815

Supplemental disclosure of cash flow information:
Cash paid during the periods for :
Income taxes	$26,075	$70,077
Interest	$37,559	$38,969
Non-cash investing and financing activities
Non-controlling interest contribution of intangible assets	$-	$34,287

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

2. Basis of Presentation and Summary of Significant Accounting Policies.

Basis of Presentation and Consolidation

The unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the SEC. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2019 and the results of operations and cash flows for the periods ended June 30, 2019 and 2018. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year. The balance sheet on December 31, 2018 has been derived from the audited financial statements at that date. These unaudited financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018 as included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on April 1, 2019.

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

3. Inventories

Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$999,301	$1,124,729
Finished goods	607,373	734,940
Total inventories	$1,606,674	$1,859,669

4. Operating leases

As of June 30, 2019, the Company had four real estate operating leases for our office and manufacturing facilities under the terms from one year to ten years. The operating lease for our office facilities in China is an annual lease and the lessor is a related party. The Company made an accounting policy election not to recognize lease asset and liability for this lease after examining the criteria established for leases with related parties with 12 months or shorter. For all other three real estate operation leases, the Company adopted the new standard to recognize lease assets and liabilities.

As of June 30, 2019, the Company recognized additional operating liabilities of $776,875 and Right-of-use assets of $776,875 based on the present value of the remaining minimum rental payments under the current leasing standards for existing operating leases.

June 30, 2019
Operating lease Right-of-use assets	$776,875

Operating lease liabilities
Current portion of long-term debt	124,008
Long-term debt	652,867
Total operating lease liabilities	$776,875

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

Principal payments on mortgage payable are due as follows:

Year ending December 31:
2019	$36,610
2020	75,466
2021	78,757
2022	81,978
2023	85,330
Thereafter	1,496,848
$1,854,989

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

On April 2, 2019, the Company signed stock option agreements with certain participants and granted options under the Plan to purchase a total of 1,910,000 shares of Common Stock, par value $0.001 per share to such participants. The vesting period of the stock options was four years starting from the date of grant. The exercise price is $0.75 per share. These options will expire ten years from the date of grant, subject to earlier termination as set forth in the Plan and the option agreement.

The Company assessed the fair value of the total granted stock options on the grant date using a Black-Scholes Stock Option Pricing Model. Significant assumptions used in calculating the fair value of options are as follows:

●	Expected volatility 54.00% ~ 155.00%;

●	Risk-free interest rate 0.83% ~ 2.27%;

●	Expected term (year) 4 ~ 5;

●	Exercise price $0.17 ~ $0.75.

The estimated fair value of the total granted stock options on the grant date was $1,775,079, among which $56,509 was recorded in the expense of year 2017 and $1,718,570 is being amortized over 48 months period. Total amortization of stock-based compensation expense was $130,492 and $55,924 for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, the amortization of stock-based compensation expense was reduced for the forfeited shares proportionately.

A summary of the changes in stock options outstanding under the Plan is presented below:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Remaining Contractual Term
Options outstanding at December 31, 2017	3,972,000	$507,649	$0.18	3
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(436,500)	(56,392)	0.17	-
Expired	-	-	-	-
Options outstanding at December 31, 2018	3,535,500	451,257	0.18	2
Granted	1,910,000	1,267,430	0.75	4
Exercised	-	-	-	-
Cancelled/Forfeited	-	-	-	-
Expired	-	-	-	-
Options outstanding at June 30, 2019	5,445,500	$1,718,687	$0.38	3.75

A summary of the status of non-vested options is as follows:

	Shares	Weighted Average Exercise Price
Non-vested at December 31, 2017	2,619,000	$0.17
Granted	-	-
Vested	(873,000)	0.17
Forfeited or exercised	(218,250)	0.17
Non-vested at December 31, 2018	1,527,750	0.17
Granted	1,910,000	0.75
Vested	(1,241,378)	0.39
Forfeited or exercised	-	-
Non-vested at June 30, 2019	2,196,372	$0.55

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

The Company’s Austria subsidiary is subject to a 25% profit tax based on its taxable net profit in Austria.

The reconciliation of income tax at the U.S. statutory rate of 21% in 2019 and 2018, to the Company’s effective tax rate is as follows:

	Six Months Ended June 30,
	2019	2018
Tax at U.S. Federal statutory rate	$115,993	$144,190
U.S. State tax	5,965	17,736
Tax rate difference between U.S. and foreign operations	(52,638)	(1,524)
Change of valuation allowance	4,538	24,397
Permanent difference	(7,165)	(25,160)
Rate change	-	13,487
Effective tax expense	$66,693	$173,126

The components of the provision for income taxes consisted of the following:

	Six Months Ended June 30,
	2019	2018
Current
Federal	$-	$21,733
State	1,600	9,149
Other foreign countries	65,093	100,009
	66,693	130,891
Deferred
Federal	-	20,232
State	-	8,516
Other foreign countries	-	-
Rate change	-	13,487
	-	42,235
Provision for income tax	$66,693	$173,126

The Company had approximately $545,000 net operating loss carryforwards available in the U.S., China, and Austria to reduce future taxable income which will begin to expire from 2037 for U.S. tax purposes and from 2022 for China’s income tax purpose. Of the total of net operating loss of $545,000, approximately $411,000 was incurred by the Company in Austria since it started operating in Austria in early 2016. The net operating loss of the Company’s wholly-foreign owned Chinese subsidiary (“WFOE”) could be carried forward for a period of not more than five years from the year of the initial loss pursuant to relevant Chinese tax laws and regulations. The net operating loss from the Company’s Austrian operations can be carried forward with no time limit from the year of the initial loss pursuant to relevant Austria tax laws and regulations. Of the net operating loss from the Company’s US operations, $19,000 can be carried forward for a period of twenty years from the year of the initial loss and $80,000 can be carried forward with no time limit from the year of the initial loss pursuant to relevant US laws and regulations. Management believes that it is more likely than not that the deferred tax assets cannot be utilized in the future because there will not be significant future earnings from the entity which generated the net operating loss. Therefore, the Company has recorded a 100% valuation allowance on its deferred tax assets for all periods presented.

As of June 30, 2019 and December 31, 2018, the Company has no material unrecognized tax benefits which would favorably affect the effective income tax rate in future periods and does not believe that there will be any significant increases or decreases of unrecognized tax benefits within the next twelve months. No interest or penalties relating to income tax matters have been imposed on the Company during the six months ended June 30, 2019 and 2018, and no provision for interest and penalties is deemed necessary as of June 30, 2019 and December 31, 2018.

9. Related Party Transactions and Balances

(1) The WFOE and Rider Sportsfashion Ltd. (the Company’s Chinese VIE) leased office space from Ms. Wei Tan in China for approximately $3,000 per month. The lease expires on May 14, 2020. Rent expenses incurred to Ms. Wei Tan were approximately $18,000 for the six months ended June 30, 2019 and 2018, respectively. This is a real estate operating lease with a related party for 12-months. The Company made an accounting policy election not to recognize lease asset and liability for this lease after examining the criteria established for leases with related parties with 12 months or shorter.

(2) In April 2018, Designlab entered a Master Agreement and License Agreement with R2.ai, Inc., a Silicon Valley based Company specialized in artificial intelligence for internal-use software development. The individual investor of Designlab is also a majority shareholder of R2.ai, Inc. Total contract price is $80,000, which is scheduled to be paid by installment payments based on the software development milestones. $30,000 and $20,000 were paid in the six months ended June 30, 2019 and 2018, respectively.

(3) In 2018, Mr. Weidong Du and Ms. Wei Tan, each a stockholder and director of the Company, paid in advance business travel for the Company. As of December 31, 2018, the Company had total $36,426 payable to Mr. Weidong Du and Ms. Wei Tan, which was paid in full in January, 2019.

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

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues
North America	$2,552,602	$2,711,840	$3,987,857	$4,309,904
China	816,224	807,889	1,739,056	1,785,196
Europe	89,682	151,908	203,227	238,734
Total revenues	$3,458,508	$3,671,637	$5,930,140	$6,333,834

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Income (loss) before income taxes
North America	$296,087	$415,357	$140,090	$345,572
China	275,875	267,715	383,781	383,244
Europe	14,235	(12,640)	28,476	(42,200)
Total Income before income taxes	$586,197	$670,432	$552,347	$686,616

	June 30, 2019	December 31, 2018
Total Assets
North America	$4,787,348	$3,478,158
China	3,963,761	3,661,428
Europe	170,271	45,682
Total Assets	$8,921,380	$7,185,268

11. Subsequent Events.

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

Readers are advised to review the “Risk Factors” section of the Company’s Annual Report on Form 10-K, filed with the SEC on April 2, 2019, for a fuller recitation of the risks that may impact the outcome of the Company’s forward-looking statements.

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

Our global sporting apparel business is currently comprised of three core business units: inline retail, which consists of products produced and sold as part of a collection (“Inline”), OEM contract manufacturing (“OEM”) and custom order (“Custom Order”). Our Inline, OEM and Custom Order businesses currently account for 12%, 13% and 75%, respectively, of our sales revenue for the six months ended June 30, 2019, comparing with 14%, 12%, and 74% for the six months ended June 30, 2018.

The two primary sales channels for our Inline Retail and Custom Order Retail business are direct sale and wholesale. Direct sale currently generates 83% of our worldwide sales revenues for the six months ended June 30, 2019. Under the direct sale model, we sell our products directly to end users through our Jakroo e-commerce platform. The Jakroo platform allows customers to easily log onto our platform, complete their designs or submit design requests to our Pro designers and place purchase orders. Wholesale currently represents 17% of our revenue for the six months ended June 30, 2019. We act as both retailer and wholesaler of our products through our e-commerce platform as well as through large online retailers such as TMall in China. Sales through both channels are executed with payments made directly to us online prior to the production and shipment of products.

In order to target customers in major markets, we have established sales offices in the United States, Canada, Austria, and China that provide localized sales, marketing and customer service support to our regional markets. As of the date of the report, we have approximately 183 employees worldwide.

During the six months ended June 30, 2019, our California based design team created 9,327 Pro Custom designs, compared to 11,368 Pro Custom designs during the same period in 2018, representing a 18% decrease in Pro Design requests. We attribute the decrease in pro design projects to a combination of an impact of our search engine page rank due to periodic changes in Google’s ranking algorithm and a higher than expected shift by some customers from our pro design service to the new Jakroo DesignLab (formerly known as Jakroo Express) self-design platform. Using Jakroo DesignLab, customers are able to create their own designs without the assistance of a Pro Designer. We recorded 1640 new user sign-ups during the six months ended June 30, 2019 compared to 100 new user sign-ups during the six months of 2018 representing a 16 time increase in new customer acquisition. We anticipate that the number of new user sign-ups on the Jakroo DesignLab platform will continue to grow as we target certain customer personas that prefer a self-directed design experience. New user visits across our US, Canadian, and European informational websites increased 7.0% during the six months ended June 30, 2019 as compared to the same period in 2018. The increase can be attributed to investment in our social media and display marketing campaigns focused on increasing awareness for the Jakroo brand.

During the quarter ended June 30, 2019, our new customer sales decreased 18% while our number of returning customer sales increased 7%, compared to the same period in 2018. This resulted in a decrease in revenue from our Custom Order segment of approximately 7.7% across our North American and European operating segments compared to the same period in 2018. We attribute the decrease in revenue to a slowdown in consumer demand as a result of slower than expected new customer growth in our core markets across the United States and Canada.

We lease a 64,000 square feet manufacturing facility at the border of Beijing and Hebei province in China. The facility has annual capacity to produce 500,000 jerseys and manufactures all of our products. We consider our centralized manufacturing facility both a competitive advantage and a key driver behind our ability to maintain high quality and industry leading short delivery times. During the quarter ended June 30, 2019, we processed approximately 20,758 micro-production lots with a total production quantity of 54,343 units, compared to 20,554 lots and 58,343 units respectively during the same period in 2018. 99% of these products were produced and shipped in 14 days or less and 74% were produced and shipped in 7 days or less for the second quarter 2019 compared to 98% of products produced in 14 days or less and 59% produced and shipped in 7 days or less during the same period in 2018. During both fiscal periods, the average production lot quantity of 3pcs remained constant.

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

Results of Operations

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Six Months Ended June 30,
	2019	2018

Revenues	$5,930,140	$6,333,834
Cost of revenues	2,634,203	2,746,307
Gross profit	3,295,937	3,587,527
Selling, general and administrative expense	2,707,387	2,862,940
Interest expense, net of interest income	36,203	37,971
Income before income taxes	552,347	686,616
Income tax expense	66,693	173,126
Net income	$485,654	$513,490

As a percentage of net revenues	Six Months Ended June 30,
	2019	2018

Revenues	100.00%	100.00%
Cost of revenues	44.42	43.36
Gross profit	55.58	56.64
Selling, general and administrative expense	45.65	45.20
Interest expenses, net of interest income	0.61	0.60
Income before income taxes	9.32	10.84
Income tax expense	1.12	2.73
Net income	8.20%	8.11%

Revenues

Net revenues decreased approximately $403,694, or 6.4%, to $5.93 million in the six months ended June 30, 2019 from $6.33 million in the same period in 2018. Net revenues by business units are summarized below:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
OEM	$743,473	$773,091	$(29,618)	(3.83)%
INLINE	724,607	910,126	(185,519)	(20.38)%
CUSTOM ORDERS	4,462,060	4,650,617	(188,557)	(4.05)%
Total Revenues	$5,930,140	$6,333,834	$(403,694)	(6.37)%

The decrease in net revenue was driven by decreases across all business units, with our Inline business unit revenue decreasing the most, by $185,519 or 20.4%. We attribute the decrease in our OEM and Inline business units’ net revenue largely to the reduced orders from OEM customers and increased competition on the e-commerce platforms such as TMall and JD.com in China.

Our Custom Order unit’s revenue decreased $188,557, or 4.1%, to approximately $4.46 million for the six months ended June 30, 2019 from approximately $4.65 million during the same period in 2018. Our Custom Order unit accounted for approximately 75.2% and 73.4% of total revenue for the six months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019, Custom Order sales in North America experienced a decline of approximately 5.4% compared to the same period in 2018. The decrease was partially caused by the severe cold weather condition in North America in the first quarter 2019 which caused a carry-over effect entering the second quarter in 2019. Custom Order Sales in Europe decreased 14.9% during the six months ended June 30, 2019 compared to the same period in 2018 as a result of slower new customer acquisition. Revenue generated from Custom Orders sales in China increased 38.3% for the six months ended June 30, 2019 compared to the same period in 2018 primarily due to the implementation of promotional campaigns and a new personal fit service which is designed to improve the online ordering process and provide a better fitting product.

Cost of Revenues

Cost of revenues for our products includes the expenses incurred from our purchase of raw materials, direct labor fees and manufacturing overhead.

For the six months ended June 30, 2019, our total cost of revenues amounted to approximately $2.63 million, or 44.4% of total revenues, as compared to approximately $2.75 million, or 43.4% of net revenues in the six months ended June 30, 2018. The increase in cost of revenues as a percentage of total revenue was primarily driven by an increase of the cost of revenue for our OEM unit. The cost of revenue as a percentage of total revenue for our OEM unit increased by 12.4% to 62.0% for the six months ended June 30, 2019, compared to 49.6% for the same period in 2018. The increase in cost of revenues as a percentage of total revenue for our OEM was primarily driven by lower order volume by our OEM customers and increase of manufacturing and material costs in the six months ended June 30, 2019. The cost of revenue as percentage of total revenue for our Inline and Customer Order units was relatively stable with less than 1% decrease for the six months ended June 30, 2019.

Gross profit

Gross profit decreased by $291,590, or 8.1%, to approximately $3.30 million for the six months ended June 30, 2019 from approximately $3.59 million for the same period in 2018. Gross profit as a percentage of net revenues, or gross margin, decreased by 1.0% to approximately 55.6% in the six months ended June 30, 2019 compared to approximately 56.6% in the same period in 2018. The decrease in gross margin percentage was primarily driven by the increase of cost of revenue for our OEM unit and the decrease of Customer Order sales which have a higher gross margin.

Selling, general and administrative expenses

Our selling, general and administrative expenses consist of costs related to marketing, selling, new product development and auditing and legal services. For the six months ended June 30, 2019, selling, general and administrative expenses decreased by $155,553 to approximately $2.71 million from approximately $2.86 million for the same period in 2018. As a percentage of net revenues, selling, general and administrative expenses increased by 0.5% to 45.7% in the six months ended June 30, 2019 from 45.2% for the same period in 2018. The increase in percentage was primarily attributable to a decrease of net revenue for the six months ended June 30, 2019.

Provision for income taxes

Provision for income taxes decreased $106,433 to $66,693 in the six months ended June 30, 2019 from $173,126 during the same period in 2018. The decrease is line with the reduction of the income tax rate of Chinese operations starting from 2019 and decrease of income before taxes for the six months ended June 30, 2019.

Other Comprehensive Income (loss)/Foreign Currency Translation Adjustment

Other comprehensive income (loss)/foreign currency translation adjustment changed $77,032 to a loss of $2,375 in six months ended June 30, 2019 from a loss of $79,407 in the same period of 2018. These changes were primarily attributable to the increase in the US Dollar to RMB exchange rate in the six months ended June 30, 2019 as compared to the same period in 2018.

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

The following table sets forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of net revenues:

	Three Months Ended June 30,
	2019	2018

Revenues	$3,458,508	$3,671,637
Cost of revenues	1,483,877	1,472,866
Gross profit	1,974,631	2,198,771
Selling, general and administrative expense	1,370,222	1,509,345
Interest expense, net of interest income	18,212	18,994
Income before income taxes	586,197	670,432
Income tax expense	50,983	167,177
Net income	$535,214	$503,255

As a percentage of net revenues	Three Months Ended June 30,
	2019	2018

Revenues	100.00%	100.00%
Cost of revenues	42.91	40.11
Gross profit	57.09	59.89
Selling, general and administrative expense	39.62	41.11
Interest expense, net of interest income	0.53	0.52
Income before income taxes	16.94	18.26
Income tax expense	1.47	4.55
Net income	15.47%	13.71%

Revenues

Net revenues decreased $213,129, or 5.8%, to $3.46 million in the three months ended June 30, 2019 from $3.67 million in the same period in 2018. Net revenues by business units are summarized below:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
OEM	$127,588	$31,225	$96,363	308.61%
INLINE	518,736	624,098	(105,362)	(16.88)%
CUSTOM ORDER	2,812,184	3,016,314	(204,130)	(6.77)%
Total Revenues	$3,458,508	$3,671,637	$(213,129)	(5.80)%

The decrease in net revenue was the effect of a decrease of Inline and Custom Orders revenue of $105,362 and $204,130, respectively, in the three months ended June 30, 2019 compared to the same period in 2018. We attribute these results largely to increased competition on the e-commerce platforms such as TMall and JD.com in China for our Inline unit and negative effect of the severe weather condition in North America in the first quarter 2019 with a carry-over effect entering the second quarter 2019 for our Customer Order unit. OEM revenue increased $96,363, or 308.6%, to $127,588 in the three months ended June 30, 2019 from $31,225 for the same period in 2018 due to additional orders from OEM customers in the three months ended June 30, 2019.

Cost of Revenues

Cost of revenues for our products includes the expenses incurred from our purchase of raw materials, direct labor fees and manufacturing overhead.

For the three months ended June 30, 2019, our total cost of revenues amounted to approximately $1.48 million or approximately 42.9% of total revenues, as compared to approximately $1.47 million or approximately 40.1% of total revenues in the three months ended June 30, 2018. The increase of 2.8% in cost of revenues as a percentage of total revenue was primarily driven by a decrease of Custom Order sales which have a higher gross margin.

Gross profit

Gross profit decreased $224,140, or 10.2%, to $1.97 million for the three months ended June 30, 2019 from $2.20 million for the same period in 2018. Gross profit as a percentage of net revenues, or gross margin, decreased by 2.8% to 57.1% in the three months ended June 30, 2019 compared to 59.9% in the same period in 2018. The decrease in gross margin percentage was primarily driven by a decrease of Custom Order sales which have a higher gross margin.

Selling, general and administrative expenses

Our selling, general and administrative expenses decreased $139,123, or 9.2%, to $1.37 million in the three months ended June 30, 2019 from $1.51 million in same period of 2018. As a percentage of net revenues, selling, general and administrative expenses decreased to 39.6% in the second quarter of 2019 from 41.1% in the same period in 2018. The decrease in percentage was primarily attributable to decrease of marketing related costs and reduction of labor costs due to the departure of two employees in Europe.

Provision for income taxes

Provision for income taxes decreased $116,194 to $50,983 in the three months ended June 30, 2019 from $167,177 during the same period in 2018. The decrease is line with the reduction of the income tax rate of Chinese operations starting from 2019 and decrease of income before taxes for the three months ended June 30, 2019.

Other Comprehensive Income (Loss)/Foreign Currency Translation Adjustment

Other comprehensive income (loss)/foreign currency translation adjustment changed $132,905 to a loss of $74,381 in the three months ended June 30, 2019 from a loss of $207,286 during the same period in 2018. These changes were primarily attributable to the increase in the US Dollar to RMB exchange rate in the three months ended June 30, 2019 as compared to the same period in 2018.

Segment Results of Operation

The revenues and income (loss) before income taxes associated with our segments are summarized in the following tables.

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Revenues by segment are summarized below:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
North America	$3,987,857	$4,309,904	$(322,047)	(7.47)%
China	1,739,056	1,785,196	(46,140)	(2.58)%
Europe	203,227	238,734	(35,507)	(14.87)%
Total revenues	$5,930,140	$6,333,834	$(403,694)	(6.37)%

Net revenues from our North America operating segment decreased by $322,047, or 7.5%, to approximately $3.99 million in the six months ended June 30, 2019 from approximately $4.31 million during the same period in 2018. The decrease was primarily attributed to the realignment of OEM business to China after the first quarter of 2018 and the decrease of revenue from our Custom Order business due to the severe weather condition in North America in the six months ended June 30, 2019. Net revenues in China in USD decreased by $46,140, or 2.6%, to $1.74 million in the six months ended June 30, 2019 from $1.79 million during the same period in 2018. This decrease was primarily due to a negative exchange rate impact on our revenue of Inline business units in China. The revenue from China in RMB increased by 3.7% as compared to the same period in 2018, but the increase was offset by 6.3% as a result of lower USD converted from RMB due to an RMB depreciation that occurred during the six months ended June 30, 2019, compared with the same period in 2018. Net revenue generated from the European market shows a decrease of $35,507, or 14.9%, to $203,227 in the three months ended June 30, 2019 from $238,734 during the same period in 2018. This decrease was primarily caused by realignment of Europe business operation and slower acquisition of new customers.

Income (loss) before income taxes by segment is summarized below:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
North America	$140,090	$345,572	$(205,482)	(59.46)%
China	383,781	383,244	537	0.14%
Europe	28,476	(42,200)	70,676	(167.48)%
Total income before income taxes	$552,347	$686,616	$(134,269)	(19.56)%

Our North America operating segment shows a decrease of operating income of $205,482, or 59.5%, to $140,090 for the six months ended June 30, 2019 from a $345,572 operating income during the same period in 2018. The decrease of the operating income was primarily due to a decrease of $322,047, or 7.5%, in net revenue, increases of amortization and maintenance expenses related to our Jakroo e-commerce platform, and increase of $74,568 stock option based compensation for the six months ended June 30, 2019 compared to the same period in 2018.

Our China operating segment shows a slight increase of operating income of $537, or 0.1%, to $383,781 for the six months ended June 30, 2019 from $383,244 in the same period in 2018. The increase of operating income was primarily due to the reduction of the marketing costs related to advertising and trade shows while offsetting by the negative impact from exchange rate conversion.

Our Europe operating segment shows an operating income of $28,476 for the six months ended June 30, 2019 from a $42,200 operating loss in the same period in 2018. The turnaround from operating losses to operating income in the six months ended June 30, 2019 was primarily attributed to a reduction of labor costs resulted from the departure of employees.

Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Revenues by segment are summarized below:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
North America	$2,552,602	$2,711,840	$(159,238)	(5.87)%
China	816,224	807,889	8,335	1.03%
Europe	89,682	151,908	(62,226)	(40.96)%
Total revenues	$3,458,508	$3,671,637	$(213,129)	(5.80)%

Net revenues in our North America operating segment decreased $159,238 or 5.9%, to $2.55 million in the three months ended June 30, 2019 from $2.71 million in the same period of 2018. The decrease was primarily due to a decrease of revenue of our Custom Order business for $159,238, or 5.9% to approximately $2.55 million for the three months ended June 30, 2019, compared with approximately $2.71 million for the same period in 2018 in North America. Net revenues in China in USD increased by $8,335, or 1.0% to $816,224 in the three months ended June 30, 2019 from $807,889 in the same period of 2018. The increase in the US Dollar to RMB exchange rate in the three months ended June 30, 2019 also had a negative impact on net revenue in China. The revenue from China in RMB increased by 8.0% as compared to the same period in 2018, but 7% of the increase was offset by lower USD converted from RMB due to an RMB depreciation that occurred during the quarter ended June 30, 2019, compared with the same period in 2018. Net revenue generated from the European market decreased by $62,226 to $89,682 in the three months ended June 30, 2019 from $151,908 in the same period of 2018 as a result of realignment of the Europe business operation.

Income (loss) before income taxes by segment is summarized below:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
North America	$296,087	$415,357	$(119,270)	(28.72)%
China	275,875	267,715	8,160	3.05%
Europe	14,235	(12,640)	26,875	212.62%
Total income before income taxes	$586,197	$670,432	$(84,235)	(12.56)%

Our North America operating segment shows a decrease of operating income of $119,270, or 28.7%, to $296,087 in the three months ended June 30, 2019 from $415,357 for the same period in 2018. The change is due to:

●	A decrease of net revenue of $159,238, or 5.9% for this segment in the three months ended June 30, 2019 compared to the same period in 2018;

●	Increase of amortization and maintenance expenses related to our Jakroo e-commerce platform; and

●	Increase of stock option based compensation.

Our China operating segment shows an increase of income before taxes for $8,160, or 3.1%, from $267,715 in the three months ended June 30, 2018 to $275,875 for the same period in 2019. The increase of operating income is primarily driven by an increase of revenue for this segment during the three months ended June 30, 2019 compared to the same period in 2018 and improvement of production efficiency leading to lower average production costs per unit while offsetting by the negative impact from exchange rate conversion.

Our Europe operating segment showed an increase of operating income of $26,875, or 212.6%, for the three months ended June 30, 2019 from $12,640 operating loss in the same period of 2018. The turnaround from operating losses to operating income in the three months ended June 30, 2019 was primarily attributed to a reduction of labor costs resulted from the departure of employees in the second quarter of 2019.

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

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,
	2019	2018

Net cash provided by (used in):
Operating activities	$1,250,142	$682,672
Investing activities	(180,200)	(45,976)
Financing activities	77,040	(34,677)
Effect of exchange rate changes on cash and cash equivalents	762	(70,134)
Net increase in cash and cash equivalents	$1,147,744	$531,885

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

Cash flows provided by operating activities increased by $567,470, or 83.1% to approximately $1.25 million for the six months ended June 30, 2019 from $682,672 of cash flows provided by operating activities during the same period in 2018. The increase in cash from operating activities was due to increased net cash flows from operating assets and liabilities of $535,137, offset by a decrease in net income of $27,836, and an increase resulting from adjustments to net income for non-cash items, which increased $60,169 in the six months ended June 30, 2019 compared to the same period in 2018.

Investing Activities

Cash used in investing activities increased $134,224, or 291.9%, to $180,200 in the six months ended June 30, 2019 from $45,976 in the same period in 2018, primarily due to higher capital expenditure related to the proprietary Jakroo e-commerce platform. Total capital expenditure was $180,200 and $45,976 in the six months ended June 30, 2019 and 2018, respectively.

Financing Activities

Financing activities during the six months ended June 30, 2019 consisted primarily of cash repayment to related parties of $36,872 and repayment of our mortgage loan for $36,087. We also received cash of $149,999 from private issuances of common stock in the six months ended June 30, 2019.

Repayment of our mortgage loan was $36,087 for the six months ended June 30, 2019, compared with $34,677 for the same period in 2018.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed by our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

As of June 30, 2019, we are not presently a party to any lawsuits or claims that we believe could have a materially adverse effect on our financial condition or results of operations.

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

None.

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

JAKROO INC.

Date: August 14, 2019	By:	/s/ Weidong (Wayne) Du
	Name:	Weidong (Wayne) Du
	Title:	Chief Executive Officer

Date: August 14, 2019	By:	/s/ David Wang
	Name:	David Wang
	Title:	Chief Financial Officer

